Form 10-Q
period 1996-06-30
ALKERMES CLINICAL PARTNERS LP
filed 1996-08-02
CIK 1000688

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                  FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from            to
                                          ----------    ----------

Commission file number 0-26758

                      ALKERMES CLINICAL PARTNERS, L.P.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               DELAWARE                                        043-145043
- -----------------------------------------               ------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     64 Sidney Street, Cambridge, MA                           02139-4136
- -----------------------------------------               ------------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code:  (617) 494-0171
                                                  ------------------------------

                               Not Applicable
- --------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              -----   ----

                      ALKERMES CLINICAL PARTNERS, L.P.

                                    INDEX
                                    -----


                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets                                                   3
                   -June 30, 1996 and December 31, 1995

                   Statements of Operations                                         4
                   -Three months ended June 30, 1996 and 1995
                   -Six months ended June 30, 1996 and 1995

                   Statement of Changes in Partners' Capital                        5
                   -Six months ended June 30, 1996

                   Statements of Cash Flows                                         6
                   -Six months ended June 30, 1996 and 1995

                   Notes to Financial Statements                                    7

          Item 2.  Management's Discussion and Analysis of                          8
                   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6.  Exhibits, Financial Statement Schedules and Reports             10
                   on Form 8-K

SIGNATURES                                                                         11


                                     (2)

ITEM 1.  FINANCIAL STATEMENTS:

                      ALKERMES CLINICAL PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)


                               BALANCE SHEETS
                                 (Unaudited)
                                                                               June 30,   December 31,
                                                                                1996          1995
                                                                               --------   ------------
                                        A S S E T S
Current Assets:
  Cash and cash equivalents                                                    $120,290    $2,365,478
  Prepaid expenses to Alkermes, Inc.                                                 --       500,000
  Interest receivable                                                                --         1,375
                                                                               --------    ----------
     Total current assets                                                       120,290     2,866,853

Other Assets:
  Organization costs, less amortization of $221,112 and $205,726                     --        15,386
                                                                               --------    ----------

Total Assets                                                                   $120,290    $2,882,239
                                                                               ========    ==========


                 L I A B I L I T I E S  A N D  P A R T N E R S'  C A P I T A L

Current Liabilities:
  Accrued expenses                                                             $ 86,963    $   26,464
                                                                               --------    ----------
     Total current liabilities                                                   86,963        26,464
                                                                               --------    ----------

Partners' capital                                                                33,327     2,859,147
Less:  Notes receivable from limited partners                                        --        (3,372)
                                                                               --------    ----------
                                                                                 33,327     2,855,775
                                                                               --------    ----------

Total Liabilities and Partners' Capital                                        $120,290    $2,882,239
                                                                               ========    ==========

See notes to financial statements.

                                     (3)

                      ALKERMES CLINICAL PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                               Three Months     Three Months    Six Months      Six Months
                                  Ended            Ended           Ended          Ended
                                 June 30,         June 30,       June 30,        June 30,
                                   1996             1995           1996            1995
                                -----------     -----------     -----------     -----------
Revenue:
  Interest income               $     1,074     $    71,908     $    10,958     $   145,732
                                -----------     -----------     -----------     -----------

Expenses:
  Research and development        1,450,000       2,712,000       4,850,000       5,586,000
  General and administrative         16,854          31,374          41,679          60,784
  Interest expense                       --           9,884              --          98,666
                                -----------     -----------     -----------     -----------
                                  1,466,854       2,753,258       4,891,679       5,745,450
                                -----------     -----------     -----------     -----------

Net loss                        $(1,465,780)    $(2,681,350)    $(4,880,721)    $(5,599,718)
                                ===========     ===========     ===========     ===========

Net Loss Per Class A and B
  Limited Partnership Interest  $    (1,576)    $    (2,882)    $    (5,246)    $    (6,019)
                                ===========     ===========     ===========     ===========

Average Limited Partnership
  Interests Outstanding                 921             921             921             921
                                ===========     ===========     ===========     ===========


See notes to financial statements.

                                     (4)

                      ALKERMES CLINICAL PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)



                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                       Six Months Ended June 30, 1996
                                 (Unaudited)
                                                               Notes Receivable
                                 Limited            General     from Limited
                                 Partners           Partner       Partners           Total
                                 --------           -------       --------           -----

Balance, January 1, 1996       $ 2,769,611        $ 89,536         $(3,372)       $ 2,855,775

Partner contributions            2,008,586              --           3,372          2,011,958

Net loss for period             (3,380,792)        (34,149)             --         (3,414,941)
                               --------------------------------------------------------------

Balance, March 31, 1996          1,397,405          55,387              --          1,452,792

Partner contributions               46,315              --              --             46,315

Net loss for period             (1,451,122)        (14,658)             --         (1,465,780)
                               --------------------------------------------------------------

Balance, June 30, 1996         $    (7,402)       $ 40,729         $    --        $    33,327
                               ==============================================================

See notes to financial statements.

                                     (5)

                      ALKERMES CLINICAL PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Six Months     Six Months
                                                               Ended          Ended
                                                              June 30,       June 30,
                                                               1996            1995
                                                             ----------     ----------
Cash flows from operating activities:
  Net loss                                                  $(4,880,721)     $(5,599,718)
  Adjustment to reconcile net loss to net cash used for
     operating activities:
     Amortization                                                15,386           27,639
     Changes in assets and liabilities:
          Prepaid expenses to Alkermes, Inc.                    500,000        1,886,000
          Interest receivable                                     1,375           40,071
          Accrued expenses                                       60,499           (1,126)
          Accrued interest payable                                   --         (256,459)

                                                            -----------      -----------
               Net cash used by operating activities         (4,303,461)      (3,903,593)
                                                            -----------      -----------

Cash flows from investing activities:
  Purchases of short-term investments                                --       (2,469,155)
                                                            -----------      -----------

Cash flows from financing activities:
  Payment of note payable to Alkermes, Inc.                          --       (4,735,000)
  Partners' cash capital contributions                        2,058,273       10,416,793
                                                            -----------      -----------

               Net cash provided by financing activities      2,058,273        5,681,793
                                                            -----------      -----------

Net decrease in cash and cash equivalents                    (2,245,188)        (690,955)

Cash and cash equivalents, beginning of period                2,365,478        3,308,800
                                                            -----------      -----------
Cash and cash equivalents, end of period                    $   120,290      $ 2,617,845
                                                            ===========      ===========


See notes to financial statements.

                                     (6)

                       ALKERMES CLINICAL PARTNERS, L.P.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

1. BASIS OF PRESENTATION
   ---------------------

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 1996 and 1995, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, which includes financial statements and notes thereto for the years ended December 31, 1995, 1994 and 1993.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2. PRODUCT DEVELOPMENT AGREEMENT
   -----------------------------

Alkermes, Inc. has been issued U.S. Patent No. 5,506,206 in April 1996. The patent covers the specific chemical composition of RMP-7[Trademark] and the rights to the patent have been licensed to the Partnership pursuant to a product development agreement.

3. ACCRUED EXPENSES
   ----------------

Included in accrued expenses at June 30, 1996 are amounts totaling approximately $54,000 which are due to Alkermes, Inc.


                                     (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February
7, 1992, and is managed by Alkermes Development Corporation, II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc. ("Alkermes"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers[Trademark] ("RMPs[Trademark]"), for human pharmaceutical use in the United States and Canada.

RESULTS OF OPERATIONS

         Revenues

The Partnership's sole source of revenue for the three and six months ended June 30, 1996 and 1995 was the interest earned on the investments made with the capital contributions received from the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development as well as other Partnership expenses. Interest income for the three and six months ended June 30, 1996 was $1,074 and $10,958 compared to $71,908 and $145,732 for the corresponding periods of the prior year. Interest income for the three and six months ended June 30, 1996 as compared to 1995 decreased as a result of the decrease in cash and cash equivalents and short-term investments. The decrease in the cash and cash equivalents and short-term investments of the Partnership are a result of the substantial completion of the annual capital contributions by the Limited Partners and the General Partner in 1995 and the completion of the development funding to Alkermes during the quarter ended June 30, 1996.

         Expenses

Research and development expenses for the three and six months ended June 30, 1996 were $1,450,000 and $4,850,000 as compared to $2,712,000 and $5,586,000 for the three and six months ended June 30, 1995. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and six months ended June 30, 1996 were $16,854 and $41,679 as compared to $31,374 and $60,784 for the three and six months ended June 30, 1995. The decrease was mainly a result of a decrease in legal fees and the cost of quarterly reports to the Limited Partners.

There was no interest expense for the three and six months ended June 30, 1996 as compared to $9,884 and $98,666 for the three and six months ended June 30, 1995. The decrease was a result of the repayment in April 1995 of the $4,735,000 note payable to Alkermes.


                                     (8)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had current assets totaling $120,290, consisting solely of cash and cash equivalents; and current liabilities of $86,963.

The Partnership's primary source of funding and capital resources has been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners' capital contributions have been remitted to the Partnership in four annual installment payments, the fourth and final payment of which was due on April 15, 1995. During the six months ended June 30, 1996, the Partnership received approximately $2,058,000 in cash as a result of the purchase by Alkermes of previously defaulted Class A limited partnership units. There will be no additional capital contributions received by the Partnership after the quarter ended June 30, 1996.

The Partnership has used its capital resources primarily to fund the further development and clinical testing of RMPs. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. During the six months ended June 30, 1996, the Partnership incurred expenses totaling $4,850,000 for reimbursable costs incurred by Alkermes. Such development funding to Alkermes was completed during the quarter ended June 30, 1996. Alkermes anticipates that its clinical testing of RMPs will continue beyond such date. Since none of the Partners of the Partnership are obligated to make any further capital contributions to the Partnership, Alkermes intends to fund the further development of RMPs.

The Partnership's remaining cash and equivalents will be used to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense after the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After June 30, 1996, the Partnership is expected to have no material assets, liabilities or partners' capital and will have no future liquidity or capital resources requirements other than those funded by Alkermes.

                                     (9)


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a) Exhibits:
                        Number                               Exhibit
                        ------                               -------
                        3.1           Alkermes Clinical Partners, L.P. Agreement of Limited
                                      Partnership, dated as of February 7, 1992.*

                        3.1(a)        Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
                                      Limited Partnership, dated as of September 29, 1992.*

                        3.1(b)        Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
                                      Limited Partnership, dated as of March 30, 1993.*

                        4.1           Alkermes Clinical Partners, L.P. Agreement of Limited
                                      Partnership, dated as of February 7, 1992.*

                        4.1(a)        Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
                                      Limited Partnership, dated as of September 29, 1992.*

                        4.1(b)        Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
                                      Limited Partnership, dated as of March 30, 1993.*

                        10.1          Product Development Agreement, dated as of March 6, 1992,
                                      between the Partnership and Alkermes.*

                        10.2          Purchase Agreement, dated as of March 6, 1992, by and among
                                      Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

                        11            Statement Regarding Computation of Per Share Loss.

                        27            Financial Data Schedule.


*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

         (b) The Registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1996.

                                    (10)

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ALKERMES CLINICAL PARTNERS, L.P.
                                (Registrant)

                                By its General Partner

                                ALKERMES DEVELOPMENT CORPORATION II



Date:  August 2, 1996                By: /s/ Richard F. Pops
                                        ----------------------------------------
                                         Richard F. Pops
                                         Director, President and Chief Executive
                                         Officer (Principal Executive Officer)



Date:  August 2, 1996                By: /s/ Michael J. Landine
                                        ----------------------------------------
                                         Michael J. Landine
                                         Director, Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary (Principal
                                         Financial and Accounting Officer)

                                    (11)