Form 10-Q
period 1996-09-30
ALKERMES CLINICAL PARTNERS LP
filed 1996-11-06
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transaction period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      043-145043
               --------                                      ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

    64 Sidney Street, Cambridge, MA                          02139-4136
    -------------------------------                          ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code: (617) 494-0171
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
  Former name, former address, and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                        ALKERMES CLINICAL PARTNERS, L.P.


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets                                            3
                  -September 30, 1996 and December 31, 1995

                  Statements of Operations                                  4
                  -Three months ended September 30, 1996 and 1995
                  -Nine months ended September 30, 1996 and 1995

                  Statements of Cash Flows                                  5
                  -Nine months ended September 30, 1996 and 1995

                  Notes to Financial Statements                             6

          Item 2. Management's Discussion and Analysis of                   7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6. Exhibits, Financial Statement Schedules and               9
                  Reports on Form 8-K


SIGNATURES                                                                 10

EXHIBIT INDEX                                                              11


                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                                 BALANCE SHEETS
                                                  (Unaudited)
                                                                                  September 30,     December 31,
                                                                                      1996              1995
                                                                                  -------------     ------------
                                                  A S S E T S
Current Assets:
      Cash and cash equivalents                                                      $40,518         $2,365,478
      Prepaid expenses to Alkermes, Inc.                                                  --            500,000
      Interest receivable                                                                 --              1,375
                                                                                     -------         ----------
           Total current assets                                                       40,518          2,866,853

Other Assets:
      Organization costs, less amortization of $221,112 and $205,726                      --             15,386
                                                                                     -------         ----------

Total Assets                                                                         $40,518         $2,882,239
                                                                                     =======         ==========


                         L I A B I L I T I E S  A N D  P A R T N E R S'  C A P I T A L

Current Liabilities:
      Accrued expenses                                                               $14,998         $   26,464
                                                                                     -------         ----------
           Total current liabilities                                                  14,998             26,464
                                                                                     -------         ----------

Partners' capital                                                                     25,520          2,859,147
Less:  Notes receivable from limited partners                                             --             (3,372)
                                                                                     -------         ----------
                                                                                      25,520          2,855,775
                                                                                     -------         ----------

Total Liabilities and Partners' Capital                                              $40,518         $2,882,239
                                                                                     =======         ==========

See notes to financial statements.

                                     (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                      Three Months    Three Months        Nine Months        Nine Months
                                          Ended           Ended              Ended              Ended
                                      September 30,   September 30,      September 30,      September 30,
                                          1996            1995               1996               1995
                                      -------------   -------------      -------------      -------------
Revenue:
     Interest income                     $   329       $    90,832        $    11,287        $   236,564
                                         -------       -----------        -----------        -----------
Expenses:
     Research and development                 --         2,698,000          4,850,000          8,284,000
     General and administrative            8,136            41,369             49,815            102,153
     Interest expense                         --                --                 --             98,666
                                         -------       -----------        -----------        -----------
                                           8,136         2,739,369          4,899,815          8,484,819
                                         -------       -----------        -----------        -----------

Net loss                                 $(7,807)      $(2,648,537)       $(4,888,528)       $(8,248,255)
                                         =======       ===========        ===========        ===========

Net Loss Per Class A and B
     Limited Partnership Interest        $    (8)      $    (2,847)       $    (5,255)       $    (8,866)
                                         =======       ===========        ===========        ===========

Average Limited Partnership
     Interests Outstanding                   921               921                921                921
                                         =======       ===========        ===========        ===========


See notes to financial statements.

                                     (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                               Nine Months      Nine Months
                                                                  Ended            Ended
                                                              September 30,    September 30,
                                                                  1996             1995
                                                              -------------    -------------
Cash flows from operating activities:
   Net loss                                                    $(4,888,528)     $(8,248,255)
   Adjustment to reconcile net loss to net cash used for
      operating activities:
      Amortization                                                  15,386           41,459
      Changes in assets and liabilities:
         Prepaid expenses to Alkermes, Inc.                        500,000        1,884,000
         Interest receivable                                         1,375           24,320
         Accrued expenses                                          (11,466)          26,423
         Accrued interest payable                                       --         (256,459)

                                                               -----------      -----------
                  Net cash used by operating activities         (4,383,233)      (6,528,512)
                                                               -----------      -----------

Cash flows from investing activities:
   Purchases of short-term investments                                  --       (2,698,191)
                                                               -----------      -----------

Cash flows from financing activities:
   Payment of note payable to Alkermes, Inc.                            --       (4,735,000)
   Partners' cash capital contributions                          2,058,273       10,755,238
                                                               -----------      -----------

                  Net cash provided by financing activities      2,058,273        6,020,238
                                                               -----------      -----------

Net decrease in cash and cash equivalents                       (2,324,960)      (3,206,465)

Cash and cash equivalents, beginning of period                   2,365,478        3,308,800

                                                               -----------      -----------
Cash and cash equivalents, end of period                       $    40,518      $   102,335
                                                               ===========      ===========

Noncash Supplemental Disclosure -
   Write-off of notes receivable from limited partners         $        --      $   184,788
                                                               ===========      ===========

See notes to financial statements.

                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1. BASIS OF PRESENTATION
   --------------------

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and nine month periods ended September 30, 1996 and 1995, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, which includes financial statements and notes thereto for the years ended December 31, 1995, 1994 and 1993.

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

3. ACCRUED EXPENSES
   ----------------

Included in accrued expenses at September 30, 1996 are amounts totaling approximately $3,500 which are due to Alkermes, Inc.

                                     (6)

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

RESULTS OF OPERATIONS

         Revenues

The Partnership's sole source of revenue for the three and nine months ended September 30, 1996 and 1995 was the interest earned on the investments made with the capital contributions received from the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development as well as other Partnership expenses. Interest income for the three and nine months ended September 30, 1996 was $329 and $11,287 compared to $90,832 and $236,564 for the corresponding periods of the prior year. Interest income for the three and nine months ended September 30, 1996 as compared to 1995 decreased as a result of the decrease in cash and cash equivalents and short-term investments. The decrease in the cash and cash equivalents and short-term investments of the Partnership are a result of the substantial completion of the annual capital contributions by the Limited Partners and the General Partner in 1995 and the completion of the development funding to Alkermes during the quarter ended June 30, 1996.

         Expenses

Research and development expenses for the three and nine months ended September 30, 1996 were zero and $4,850,000 as compared to $2,698,000 and $8,284,000 for the three and nine months ended September 30, 1995. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and nine months ended September 30, 1996 were $8,136 and $49,815 as compared to $41,369 and $102,153 for the three and nine months ended September 30, 1995. The decrease was mainly a result of a decrease in amortization of organization costs and legal fees.

There was no interest expense for the three and nine months ended September 30, 1996 as compared to zero and $98,666 for the three and nine months ended September 30, 1995. The decrease was a result of the repayment in April 1995 of the $4,735,000 note payable to Alkermes.


                                      (7)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership had current assets totaling $40,518, consisting solely of cash; and current liabilities of $14,998.

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

The Partnership has used its capital resources primarily to fund the further development and clinical testing of RMPs. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. During the six months ended June 30, 1996, the Partnership completed its development funding to Alkermes and incurred expenses totaling $4,850,000 for reimbursable costs incurred by Alkermes. Alkermes anticipates that its clinical testing of RMPs will continue beyond such date. Since none of the Partners of the Partnership are obligated to make any further capital contributions to the Partnership, Alkermes intends to fund the further development of RMPs.

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

After September 30, 1996, the Partnership is expected to have no material assets, liabilities or partners' capital and will have no future liquidity or capital resources requirements other than those funded by Alkermes.

                                     (8)

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

                       10.2 Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

                       11        Statement Regarding Computation of Per Share
                                 Loss.

                       27        Financial Data Schedule.

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

        (b) The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                                      (9)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALKERMES CLINICAL PARTNERS, L.P.
                                  (Registrant)

                                  By its General Partner

                                  ALKERMES DEVELOPMENT CORPORATION II



Date: November 6, 1996             By: /s/ Richard F. Pops
                                      ------------------------------------------
                                       Richard F. Pops
                                       Director, President and Chief Executive
                                       Officer (Principal Executive Officer)



Date: November 6, 1996             By: /s/ Michael J. Landine
                                      ------------------------------------------
                                       Michael J. Landine
                                       Director, Vice President, Chief
                                       Financial Officer, Treasurer and
                                       Assistant Secretary (Principal
                                       Financial and Accounting Officer)



                                      (10)

                                 EXHIBIT INDEX
                                 -------------

                  Exhibit
                  Number        Description
                  -------       -----------

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


                                      (11)