Form 10-K405
period 1996-12-31
ALKERMES CLINICAL PARTNERS LP
filed 1997-03-28
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K



          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        043-145043
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

     64 Sidney Street, Cambridge, MA                             02139-4136
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code: (617) 494-0171
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act: Class A Limited
                                                            Partnership Interest
                                                           ---------------------
                                                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of voting stock held by non-affiliates of the Registrant: There is no voting equity security of the Registrant and there is no market, public or private, for the equity securities of the Registrant.

         NO DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT ON FORM 10-K.

ITEM 1.  BUSINESS
         --------

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         The following Business section contains forward-looking statements which involve risks and uncertainties. The Partnership's and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Important Factors Regarding Forward-Looking Statements."

GENERAL

         Alkermes Clinical Partners, L.P. (the "Partnership") was formed in February 1992 under the laws of the State of Delaware. The Partnership operates pursuant to an Agreement of Limited Partnership, dated as of February 7, 1992, as amended. The sole general partner of the Partnership, Alkermes Development Corporation II, a Delaware corporation (the "General Partner"), is a wholly owned subsidiary of Alkermes, Inc. ("Alkermes" or the "Company"). The limited partners of the Partnership are investors who purchased Class A and Class B limited partnership interests in the Partnership in a private placement that closed in April 1992 and their transferees.
See "The Private Placement and Warrant Exchange."

         The principal objective of the Partnership is to develop and derive income from the sale or license of a family of molecules designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)") for human pharmaceutical use in the United States and Canada. The principal technology is RMP-7(TM), a product candidate designed to facilitate drug delivery to the central nervous system.

         RMP-7, a member of the family of RMPs, is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. RMP-7 is a proprietary, synthetic analog of bradykinin developed to increase transiently the permeability of the blood-brain barrier. Following injection, RMP-7 increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without RMP-7. Preclinical and clinical data also suggest that RMP-7 can be administered at doses that selectively increase permeability in the region of brain tumor and other pathology while not significantly affecting permeability in healthy brain tissue.

         In contrast to traditional drug delivery systems, RMP-7 exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. The Partnership, through a Product Development Agreement with Alkermes described below, is developing RMP-7 to be manufactured, packaged and dispensed as a standalone product. In the clinical setting, RMP-7 is administered separately from the therapeutic or diagnostic agent. Timing of RMP-7 administration relative to that of the therapeutic or diagnostic agent is determined on a drug by drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

         RMP-7 is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. The General Partner believes RMP-7 may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood brain barrier.

THE PRIVATE PLACEMENT AND WARRANT EXCHANGE

         On April 10, 1992, Alkermes and the Partnership sold in a private placement (the "Private Placement") (i) 920 Class A units (the "Class A Units"), each unit consisting of one Class A limited partnership interest in the Partnership, a 1992 warrant (a "Class A 1992 Warrant") to purchase 2,800 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), and a 1995 warrant (the "Class A 1995 Warrants") to purchase 300 shares of Common Stock, and (ii) one Class B unit (the "Class B Unit") consisting of one Class B limited partnership interest in the Partnership, a 1992 warrant (the "Class B 1992 Warrant") to purchase 5,600 shares of Common Stock and a 1995 warrant (the "Class B 1995 Warrant") to purchase 600 shares of Common Stock. The purchase price was $50,000 for each Class A Unit and $100,000 for the Class B Unit. Certain persons employed by or affiliated with Alkermes or PaineWebber Development Corporation, the sales agent for the Units (the "Sales Agent"), or its affiliates were entitled to purchase units for $47,000, and Alkermes, the Sales Agent and its affiliates were entitled to purchase units for $45,000.

         The Class A 1992 Warrants, the Class A 1995 Warrants, the Class B 1992 Warrant and the Class B 1995 Warrant were issued by Alkermes in consideration of the grant by each limited partner to Alkermes of an option to purchase, under certain circumstances, the limited partnership interest held by such limited partner. See "Purchase Agreement."

         The Class A 1992 Warrants and the Class B 1992 Warrant may be exercised during the period which began on August 1, 1994 and ends on July 31, 1999, and upon the payment of a warrant exercise price per share of $20.03. The Class A 1995 Warrants and the Class B 1995 Warrant may be exercised during the period which began on April 15, 1995 and ends on April 14, 2000, and upon the payment of a warrant exercise price per share of $3.54.

          The Sales Agent purchased the Class B Unit in the Private Placement. An affiliate of the Sales Agent (the "Fund Affiliate") purchased 133 Class A Units in the Private Placement. In consideration of such purchase, the Company issued to the Fund Affiliate a warrant to purchase 13,300 shares of Common Stock (the "Fund Warrant"). The Fund Warrant had the same exercise period and exercise price ($20.03) as the Class A 1992 Warrants. As part of the Private Placement, the Company also issued to an affiliate of the Sales Agent (the "Incentive Affiliate") a warrant to purchase 77,100 shares of Common Stock (the "Incentive Warrant"). The Incentive Warrant had an exercise period which began on August 1, 1994 and ends on July 31, 1997 and had a warrant exercise price per share of $20.83.

         The Company completed an exchange offer on January 27, 1995 with respect to the foregoing warrants. Pursuant to the exchange offer, Class A limited partners ("Class A Limited Partners") had the option to exchange both the Class A 1992 Warrants and the Class A 1995 Warrants for a new 1994 Class A Warrant to purchase, at $5.00 per share, 1,700 shares of the Company's Common Stock for every 3,100 shares of Common Stock issuable upon exercise of the Class A 1992 Warrant and Class A 1995 Warrant exchanged therefor. The Sales Agent (the "Class B Limited Partner") had the option to exchange both the Class B 1992 Warrant and the Class B 1995 Warrant for a new 1994 Class B Warrant to purchase 3,400 shares of the Company's Common Stock at $5.00 per share. The Fund Affiliate had the option to exchange the Fund Warrant for a new 1994 Fund Warrant to purchase 7,293 shares of Common Stock at $5.00 per share. The Incentive Affiliate had the option to exchange the Incentive Warrant for a new 1994 Incentive Warrant to purchase 42,280 shares of Common Stock at $5.25 per share. The 1994 Class A Warrants, 1994 Class B Warrant, and 1994 Fund Warrant are exercisable during the period which began on April 1, 1995 and ends on March 31, 2000. The 1994 Incentive Warrant is exercisable during the period which began on April 1, 1995 and ends on March 31, 1998.

         Holders of approximately 92% of the Class A 1992 Warrants and the Class A 1995 Warrants originally issued exchanged such warrants in response to the exchange offer. The Sales

Agent, the Fund Affiliate and the Incentive Affiliate also exchanged the warrants they acquired in the Private Placement for new 1994 warrants.


THE PRODUCT DEVELOPMENT AGREEMENT

         The Partnership entered into a Product Development Agreement, dated as of March 6, 1992, with Alkermes (the "Product Development Agreement") pursuant to which Alkermes granted to the Partnership an exclusive, royalty-free license to certain patent rights and other technology owned or controlled by the Company related to RMPs (the "Background Technology"). The license granted to the Partnership is limited to Background Technology necessary or materially useful for the development and commercialization of products based on RMPs (each a "Product") for human pharmaceutical use in the United States and Canada (the "Field of Activity").

         Under the Product Development Agreement, the Partnership granted to Alkermes an exclusive, royalty-free license to all patent rights and other technology arising from research and development conducted under the Product Development Agreement (the "Program Technology" which, taken together with the Background Technology, comprises the "Technology") for exploitation outside the Field of Activity.

         Alkermes has agreed, pursuant to the Product Development Agreement, to the extent permitted by Partnership funds (including any funds which the Company may, in its discretion, elect to contribute to the Partnership) to use its best efforts to perform the research and development necessary to engage in the Field of Activity (the "Research Program"). Through June 30, 1996, the Partnership reimbursed Alkermes for its research and development expenses on behalf of the Partnership and paid a management fee equal to ten percent (10%) of such expenses.

         The Partnership's funds have been expended and no United States Food and Drug Administration ("FDA") marketing approval has been received for the sale by or on behalf of the Partnership of any Product in the Field of Activity. In such an event, the Product Development Agreement provides that the General Partner is to determine the amount of additional funds required by the Partnership in the upcoming year, and the Company will have the right, in its sole discretion, to contribute such funds to the Partnership or to pay such funds in any manner to which the Company and the General Partner agree (including the direct payment of research and development expenses). The Company is paying and intends to continue to pay research and development expenses directly.

         The Company has agreed to use its best efforts to manufacture and market the Products in the Field of Activity directly or through third parties in the United States and Canada in accordance with the marketing program approved by the Board of Directors of the General Partner (the "Marketing Program"). If at any time the Board of Directors of the General Partner shall determine to discontinue the Marketing Program with respect to any Product or Products, the Company's obligation to market such Product or Products will cease.

         Prior to the end of each quarter of each year, the General Partner reviews the progress of the Research Program during the preceding three-month period to determine whether the continuation of all or any part thereof is in the best interests of the Limited Partners. The General Partner is to begin similar reviews of the Marketing Program after the beginning of Phase II/III clinical trials for RMPs. If at any time the Board of Directors of the General Partner determines that the Research Program is infeasible or uneconomic and should be discontinued with respect to one or more products, or if the Board of Directors of the General Partner determines to discontinue the Marketing Program with respect to all Products, or if the Company decides not to contribute the additional funds to the Partnership which are determined by the General Partner to be required when all Partnership funds have been expended and no FDA marketing approval has been received for the sale of any product in the Field of Activity, the Product Development Agreement and the Purchase Option (as defined below under "Purchase Agreement") will terminate.

         The Partnership granted to the Company a royalty-bearing right and license to make, use, modify and improve the Technology within the Field of Activity (the "Interim License"). The Company has agreed to pay to the Partnership within 60 days after the end of each calendar quarter until the Interim License terminates a payment equal to twelve percent (12%) of revenues on sales of RMPs in the United States and Canada. The Company has also agreed to pay to the Partnership, to the extent necessary to allow the Partnership to pay projected distributions in any calendar year, quarterly payments equal to ten percent (10%) of revenues on sales of RMPs in Europe. The Company will be required, under certain circumstances, to make payments to the Partnership in an amount equal to a percentage of the revenues of the Company from the sale of certain products which are competitive with any of the Partnership's product, which percentage of revenues will be no greater than one-half of the applicable percentage of revenues on sales of products. Any payments based on sales of RMPs in Europe may be reduced if such sales are made through sublicensees or other third parties. All such payments are referred to as "Interim License Payments." In addition, the Company has agreed to pay to the Partnership a milestone payment (the "Milestone Payment") equal to twenty percent (20%) of the aggregate capital contributions of all Partners, payable, at the Company's option, in cash or shares of Common Stock, upon the receipt of the first approval from the FDA to market any product in the Field of Activity. The Partnership Agreement provides for the allocation of such payments among the Partners.

         Upon termination of the Interim License (which will occur upon exercise or termination of the Purchase Option), any royalties on sales of certain competitive products will be payable until the fifth anniversary of such termination. Upon termination of the Interim License, the Company has also agreed to pay to the Partnership, to the extent necessary to pay projected distributions to the partners in any year, payments of ten percent (10%) of the Company's revenues on sales of RMPs in Europe, and after each Class A Limited Partner has received payments under the Partnership Agreement aggregating eight hundred percent (800%) of its capital contribution, such payments will be reduced to nine percent (9%) of the Company's revenues on sales of RMPs in Europe, and after each Class A Limited Partner has received payments under the Partnership Agreement aggregating one thousand percent (1,000%) of its capital contribution, such payments will be reduced to four percent (4%) of the Company's revenues on sales of RMPs in Europe. Any payments based on European sales of certain competitive products and RMPs may be reduced if such sales are made through sublicensees or other third parties. Any payments based on European sales of RMPs will terminate on the last day of the calendar quarter in which the eleventh anniversary of the exercise or termination of the Purchase Option occurs.

         The Company has agreed to file patent and similar applications, at the expense of the Partnership, that it or the Partnership believes in its reasonable business judgment are necessary or useful to protect the Partnership's interest in the Technology and has agreed to use reasonable diligence to prosecute and maintain in force such applications and any resultant patents or similar rights.

         The Company will have the right but not the obligation to bring patent infringement actions against third parties that infringe any of the Partnership's rights with respect to the Technology. The Company has agreed to pay all expenses (including attorneys' fees) incurred in connection with such infringement action, subject to reimbursement to the extent described below. If as a result of any such infringement action, a judgment is executed in favor of the Company or a settlement is reached with the infringing party, the Company has agreed to divide the proceeds thereof between itself and the Partnership in proportion to their respective relative economic interests in the Technology affected by such judgment or settlement giving consideration to the countries and Products involved. Expenses incurred by the Company in bringing such action are to be allocated between the Partnership and the Company in the same proportions as the proceeds thereof. The Partnership's allocation of such expenses is to be reimbursed by the Partnership to the Company out of the proceeds received by the Partnership. In addition, the Partnership will retain the right to maintain such patent infringement actions, at its own expense, should the Company fail to do so.

THE PURCHASE AGREEMENT

         The Company entered into a purchase agreement dated as of March 6, 1992 (the "Purchase Agreement") with each investor in the Private Placement and the Class B Limited Partner. Under the terms of the Purchase Agreement, each Class A Limited Partner and the Class B Limited Partner granted to the Company an irrevocable option (the "Purchase Option") to purchase his, her or its interest in the Partnership (a "Class A Partnership Interest" or "Class B Partnership Interest" as applicable). The Purchase Option is exercisable only if all Class A and Class B Partnership Interests (collectively, the "Partnership Interests") are to be purchased and such option is exercised by sending a notice to all Class A and Class B Limited Partners on a date during the 45-day period commencing on the date which is the earlier of (a) the date which is the last day of the first month in which the Partnership shall have received Interim License Payments equal to fifteen percent (15%) of the Limited Partner's Capital Contributions (excluding the Milestone Payment) and the last day of the twenty-fourth full month after the date of the Company's first commercial sale of any Product within the Field of Activity and (b) the last day of the forty-eighth full month after the date of such first commercial sale. The date of purchase (if any) of the Partnership Interests (the "Purchase Date") pursuant to the Purchase Agreement must take place within 60 days after the Purchase Option is exercised.

         The Purchase Option will terminate upon the occurrence of any of the following termination events: (i) the bankruptcy of the Company, (ii) the cessation of operations by the Company, (iii) the seizure or attachment of all or a substantial part of the Company's assets or (iv) the termination of the Research Program or the Marketing Program. In addition, the Purchase Option will terminate upon the earlier of (a) the Company's notice to the Partnership and the Limited Partners that it does not intend to exercise the Purchase Option or
(b) the expiration unexercised of the Purchase Option. Upon any such termination, the Partnership will be free to license or sell the Technology. The Purchase Option will also terminate on the Purchase Date.

         If the Company exercises the Purchase Option, the Company has agreed to pay to each Class A Limited Partner an advance payment of $40,000 per Class A Partnership Interest plus certain royalty payments, both of which are payable in the manner described below. The advance payment may be paid, at the Company's option, in (i) cash, or (ii) Common Stock in an amount equal to the number of shares of Common Stock obtained by dividing $40,000 by ninety-five percent (95%) of the average closing price per share of Common Stock for the 15 trading days immediately preceding the fifth trading day prior to the date the Purchase Option is exercised (subject to adjustments as aforesaid).

         Under the terms of the Purchase Agreement, the Company agreed that it will, on or prior to the date that it exercises the Purchase Option, register under the Securities Act of 1933, as amended, all shares of Common Stock to be delivered to partners under the Purchase Agreement. Shares of Common Stock may be used to make the advance payment only if they are then listed on a national securities exchange or quoted on the Nasdaq National Market.

         In addition to the advance payment described above, but subject to the limitations stated below, each Class A Limited Partner is to receive quarterly payments equal to such Class A Limited Partner's pro rata portion (based on the ratio that such Class A Limited Partner's capital contribution to the Partnership bears to the aggregate capital contributions of (i) all Limited Partners or (ii) after the Class B Threshold Date (as defined below), all Class A Limited Partners) of (i) twelve percent (12%) of revenues on sales of RMPs in the United States and Canada and (ii) ten percent (10%) of revenues on sales of RMPs in Europe, and after each such Class A Limited Partner has received payments pursuant to the Purchase Agreement aggregating eight hundred percent (800%) of his capital contribution, such royalties will be reduced to nine percent (9%) in the United States, Canada and Europe and after each such Class A Limited Partner has received payments pursuant to the Purchase Agreement aggregating one thousand percent (1,000%) of his capital contribution, such royalties will be reduced to four percent (4%) in the United States, Canada and Europe, in each case provided that royalties on sales of RMPs in Europe will be payable only to the extent necessary to pay projected distributions in any calendar year; and provided further, that royalties on sales of RMPs in Europe may be reduced if such sales are made through sublicensees or other third parties. Beginning with the first day (the "Class B Threshold Date") of the calendar quarter following the calendar quarter by the end of which each Class A Limited Partner will have received distributions pursuant to the Partnership Agreement and the Purchase Agreement in an aggregate amount equal to or greater than $50,000 for each Unit (or $25,000 for each half Unit owned by such Class A Limited Partner, the Class A Limited Partners will receive only ninety-five percent (95%) of the above royalties. Such royalties will terminate on the last day of the calendar quarter in which the eleventh anniversary of the Purchase Date occurs (the "Cut-Off Date"). Under certain circumstances, Limited Partners will also receive royalties in an amount equal to a percentage of the revenues of the Company from the sale of certain products which are competitive with any Product, which percentage of revenues will be no greater than one half of the applicable percentage of revenues on sales of Products.

         If Alkermes exercises the Purchase Option, the Class B Limited Partner is to receive, in addition to an advance payment of $80,000, payable in cash or stock in the same manner as described above for Class A Limited Partners, quarterly payments equal to (i) prior to the date on which the Class B Threshold occurs, the Class B Limited Partner's pro rata portion (based upon the ratio that the Class B Limited Partner's capital contribution bears to the aggregate capital contributions of all Limited Partners) of the royalties described in the previous paragraph and (ii) beginning with the date the Class B Threshold occurs and ending with the Cut-Off Date, five percent (5%) of all such royalties.

         The Purchase Agreement provides that, at any time after the Company has purchased the Partnership Interests, the Company will have the right to make offers to pay cash or other consideration in satisfaction of its outstanding royalty payment obligations under the Purchase Agreement. If at any time holders of at least sixty-six and two-thirds percent (66-2/3%) in value of the Partnership Interests of all former Class A Limited Partners ("Class A Royalty Payment Recipients") shall have accepted the terms of any such offer, the Company will have the right, for 60 days after the date on which such Class A Royalty Payment Recipients have indicated acceptance, to prepay its obligations to all such Class A Royalty Payment Recipients. Such prepayment will be on the terms of the most recent offer accepted by such Class A Royalty Payment Recipients.

         The Company also agreed to use its best efforts to manufacture Products and to sell the products for use in the Field of Activity. If the Company determines that such manufacture and sale is not commercially practicable, it has agreed to use its best efforts to license or sell the Technology to a third party.

         The Company is not permitted to assign, delegate or transfer its rights under the Purchase Agreement (with certain exceptions) without the prior written consent of (i) sixty-six and two thirds percent (66-2/3%) in interest of the Class A Royalty Payment Recipients for which the Company shall not have made all payments required to be made pursuant to the Purchase Agreement and (ii) the Class B Limited Partner, which consent shall not be unreasonably withheld. The Partnership Agreement provides for the allocation among the Limited Partners of any proceeds resulting from the assignment, delegation or transfer of the Company's rights under the Purchase Agreement. The Limited Partners are not permitted to assign, transfer, or sell their rights under the Purchase Agreement without the prior written consent of the Company, which consent may be withheld in the Company's absolute discretion, except that (i) the Limited Partners may assign the Common Stock delivered to them pursuant to the Purchase Agreement and
(ii) the Class B Limited Partner may assign its rights to any present or former officer(s) or director(s) of PaineWebber Development Corporation.

RMP-7

         RMP-7 is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. RMP-7 is a proprietary, synthetic analog of bradykinin developed by the Partnership, through the Product Development Agreement, to increase transiently the permeability of the blood-brain barrier. Following injection, RMP-7 increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without RMP-7. Preclinical and clinical data also suggest that RMP-7 increases the uptake of pharmaceuticals in the region of brain tumor and other pathology.

         RMP-7 exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. In the clinical setting, RMP-7 is administered in conjunction with the therapeutic or diagnostic agent. Timing of RMP-7 administration relative to that of the therapeutic or diagnostic agent is determined on a drug-by-drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

         RMP-7 is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. The General Partner believes RMP-7 may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood brain barrier. The strategy of the General Partner to date has been to advance RMP-7 through clinical trials while establishing its safety, permeability effects in humans, and efficacy when used in combination with other drugs.

         RMP-7 has the potential to be used in combination with a variety of agents in various disease settings. The goal of the General Partner is to expand the applications of RMP-7 through its own development activities through the Product Development Agreement and, when appropriate, collaborations with pharmaceutical companies. Alkermes may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, Alkermes and its partner could collaborate in the clinical development of the combination without any exchange of product rights. Alkermes may also collaborate with development and marketing partners for RMP-7 in various business areas and geographic territories. In such cases, Alkermes could license rights to RMP-7 to its partner, subject to the rights of the Partnership.

BRAIN TUMOR

         On behalf of the Partnership, Alkermes is initially testing RMP-7 for the treatment of recurrent malignant glioma, an aggressive form of primary brain tumor. The General Partner and Alkermes believe that RMP-7 may have applicability to the treatment and diagnosis of other types of brain tumors. In that regard, Alkermes initiated in February 1996 a Phase I/II clinical trial of RMP-7 in patients with metastatic brain tumor. The Company, in collaboration with the National Cancer Institute ("NCI"), also initiated a Phase I/II clinical trial in July 1996 in pediatric patients with brain tumor.

         Brain tumors can be classified into two major groups: primary brain tumors, which originate and recur in the brain, and metastatic brain tumors, which are tumors that have spread to the brain from other parts of the body. Each year in the United States and Europe a total of 40,000 patients are diagnosed with primary brain tumors, of which approximately 60%-70% are malignant glioma, and 150,000 patients are diagnosed with metastatic brain tumors.

         Current treatment for brain tumor is limited and inadequate. Standard treatment typically involves surgery to remove cancerous tissue, followed by radiation therapy. After initial treatment with surgery and/or radiotherapy, brain tumors often recur. Upon recurrence, tumors typically progress rapidly, neurological function and quality of life deteriorate and patients die within months. Chemotherapy has played only a limited role in treatment, in part due to the limited access of many chemotherapeutic agents to the brain because of the normally restrictive blood-brain barrier. Carboplatin is a chemotherapeutic agent approved for use by the FDA and other regulatory authorities worldwide for use in the treatment of various tumor types outside of the brain, but is limited in its ability to penetrate into the brain. RMP-7 is designed to enable more effective use of chemotherapeutic agents like carboplatin in the treatment of brain tumors by transiently increasing the permeability of the blood-brain barrier.

         Alkermes, on behalf of the Partnership, is pursuing two alternative treatment strategies for RMP-7 and carboplatin in patients with malignant brain tumor: intravenous and intra-arterial administration. The Company believes that pursuing both treatment methods strengthens the scientific foundation of the clinical trials program and increases the likelihood of observing a treatment effect in patients. If the results of the current Phase II clinical trials are favorable, Alkermes and the Partnership intend to test the combination of RMP-7 and carboplatin or other chemotherapeutic agents earlier in the treatment of primary malignant glioma, prior to recurrence.

RECURRENT MALIGNANT GLIOMA CLINICAL TRIALS

         The Company's clinical strategy for RMP-7 has been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering Phase II efficacy clinical trials of RMP-7 administered in combination with carboplatin. To date, over 500 human subjects have received RMP-7 in a series of clinical trials in all indications studied. Through the Phase I and Phase I/II clinical trials, RMP-7 was shown to have a good safety profile in volunteers and patients. Transient flushing was the most consistent adverse event noted and nausea and vomiting were determined to be the dose limiting toxicity. There was no evidence of increased toxicity associated with the combination of RMP-7 and carboplatin, and the drug combination was generally well tolerated by patients.

         Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials both of intravenous and intra-arterial RMP-7 and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous RMP-7 and carboplatin and one multi-center Phase II clinical trial of intra-arterial RMP-7 and carboplatin were designed and initiated.

EUROPEAN INTRAVENOUS PHASE II CLINICAL TRIALS: ALK01-013 AND ALK01-019

         In Europe, two separate non-controlled, open label Phase II clinical trials of intravenous RMP-7 and carboplatin in patients with recurrent malignant glioma commenced in the first quarter of 1995. Patient enrollment was completed in May 1996, and preliminary results from the two clinical trials were announced in December 1996.

         The two clinical trials enrolled differing patient populations. ALK01-013 ("Study-013") enrolled patients whose brain tumors had recurred following previous treatment with surgery and radiotherapy. Such patients had not previously been treated with chemotherapy. ALK01-019 ("Study-019") enrolled patients whose brain tumors had recurred following previous treatment with surgery, radiotherapy, and chemotherapy.

         In both clinical trials, patients received treatment cycles of RMP-7 and carboplatin approximately once every four weeks. Each cycle consisted of a 15-minute intravenous infusion of carboplatin and a concurrent 10-minute intravenous infusion of RMP-7. The prospectively defined endpoints of the clinical trials included response rates over the first four cycles of treatment as determined by stabilization or improvement for a minimum of two cycles of treatment as measured by three standardized tests of neurological impairment and patient performance status, and stabilization or reduction in tumor volume for a minimum of two cycles as measured with contrast enhanced MRI.

         In Study-013, 45 patients were treated at nine medical centers in the United Kingdom. The combination of RMP-7 and carboplatin was generally well tolerated. Of the patients treated, 61% to 91% responded to treatment as measured by three tests of neurological impairment and performance status. In addition, 79% of patients responded to the treatment as measured by the size of their tumor as measured with contrast-enhanced MRI.

         An independent analysis conducted by a statistician from the Medical Research Council ("MRC"), Cambridge, England, compared the effect on survival of treatment with RMP-7 and carboplatin versus a group of historical control patients matched on important prognostic factors. All comparisons favored the group treated with RMP-7 and carboplatin versus the control group. This finding was statistically significant (hazard ratio 1.9-2.2, p(less than)=0.02), after accounting for the effects of prognostic factors.

         In Study-019, 42 patients were treated at 11 medical centers in the United Kingdom, France and Sweden. Treatment with the combination of RMP-7 and carboplatin was generally well tolerated. Of the patients treated, 40% to 59% responded to treatment as measured by three tests of neurological impairment and performance status. In addition, 24% of patients responded to the treatment as measured by the size of their tumor with contrast-enhanced MRI. The MRC did not perform a comparison of patients in Study-019 to historical controls due to the lack of a database of comparable patients who had failed surgery, radiotherapy and chemotherapy.

         There can be no assurance that the results of the European clinical trials will be sufficient for the Company to obtain approval to market RMP-7 in Europe, or that the European regulatory bodies will not require additional clinical trials. In addition, there can be no assurance that the results of the United States Phase II trials will support the results of the European trials.

UNITED STATES INTRAVENOUS PHASE II CLINICAL TRIAL: ALK01-017

         In the United States, a Phase II clinical trial of intravenous RMP-7 and carboplatin commenced in March 1995 and is being conducted at 10 medical centers. Enrollment of 120 patients was completed in May 1996. Preliminary results from this clinical trial are expected in the first half of 1997.

         The clinical trial is designed as a double-blind, placebo-controlled study comparing treatment with intravenous RMP-7 and carboplatin to treatment with carboplatin alone in patients with recurrent malignant glioma. Patients receive treatment cycles of RMP-7 and carboplatin once approximately every four weeks. Each cycle consists of an approximately 45-minute intravenous infusion of carboplatin and a 10-minute intravenous infusion of RMP-7. The prospectively defined endpoints include time to tumor progression as measured by an increase of tumor volume measured with contrast-enhanced MRI of greater than 50%, and three separate measurements of patients' functional capacity, neurological impairment, and quality of life. No assurance can be given that such trial will be completed in a timely manner, if at all, or that any results obtained will support those from the European studies.

UNITED STATES INTRA-ARTERIAL PHASE II CLINICAL TRIAL: ALK01-031

         Alkermes initiated a multi-center Phase II clinical trial in the United States of intra-arterial RMP-7 and carboplatin in March 1996. Enrollment of 51 patients was completed in September 1996 at nine medical centers.
Preliminary results from the study are expected in the first half of 1997.

         The clinical trial is designed as a non-controlled open label study of the treatment with RMP-7 and carboplatin administered intra-arterially in patients with recurrent malignant glioma. Patients receive treatment cycles of RMP-7 and carboplatin once approximately every four weeks. Each cycle consists of an approximately 45-minute intra-arterial infusion of carboplatin and a 10 minute intra-arterial infusion of RMP-7. The prospectively defined endpoints include time to tumor progression as measured by an increase of tumor volume measured with contrast-enhanced MRI of greater than 50%, and three separate measurements of patients' functional capacity, neurological impairment, and quality of life.

METASTATIC BRAIN TUMOR CLINICAL TRIAL

         Alkermes initiated a multi-center Phase I/II non-controlled, open label clinical trial in Europe of intravenous RMP-7 and carboplatin in patients with metastatic brain tumor in February 1996. The study is being conducted at two medical centers and is expected to enroll approximately 14 patients.

         Alkermes also initiated a Phase I/II non-controlled, open label clinical trial in the United States of intra-arterial RMP-7 and carboplatin in patients with metastatic brain tumor in October 1995. The study is being conducted at one medical center and is expected to enroll approximately 18 patients.

PEDIATRIC BRAIN TUMOR CLINICAL TRIAL

         In July 1996, Alkermes, in collaboration with the NCI, initiated a non-controlled, open label Phase I/II clinical trial of intravenous RMP-7 and carboplatin in pediatric brain tumor patients who had failed other therapies. The study is being sponsored and conducted by the Pediatric Branch of the NCI and is expected to enroll approximately 24 patients.

PATENTS AND PROPRIETARY RIGHTS

         The Partnership's success will be dependent, in part, on Alkermes' ability to obtain patent protection for its and the Partnership's products, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

         Alkermes has filed numerous U.S. and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to permeabilizers, certain rights to which have been licensed to the Partnership, of which one U.S. patent was issued in each of May 1992, December 1993, April 1996 and December 1996. In the future, the Company plans to file further U.S. and foreign patent applications directed to new or improved products and processes. The U.S. patents issued to the Company will expire between 2010 and 2014. Alkermes intends to file additional patent applications when appropriate and intends to defend its and the Partnership's patent positions aggressively.

         Alkermes has exclusive rights through a licensing agreement to two issued U.S. patents and corresponding foreign patent applications in many countries relating to RMPs. The U.S. patents that have been licensed to the Company will expire in the year 2013. Under this licensing agreement, the Company currently pays minimum annual royalties. During the fiscal year ended March 31, 1996, such fees were $50,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         Two applications for patents were filed by a third party in the United States and in Europe that contain claims covering certain analogs and uses thereof of the same naturally occurring molecule on which RMP-7 is based. One U.S. patent has issued from these applications. There can be no assurance that the claims of the issued U.S. patent are not infringed and the claims of future patents issuing from these applications, if any, will not be infringed by the Partnership's or the Company's proposed manufacture, use or sale of RMP-7. There can be no assurance that Alkermes or the Partnership would prevail in any legal action seeking damages or injunctive relief for infringement of any patent that might issue under such applications or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. Failure to obtain a required license could result in the inability to proceed with RMP-based products.

         The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including the Partnership and Alkermes, are generally uncertain and involve complex legal and factual questions. In addition, there can be no assurance that the Company's or its licensors' current patent applications will be allowed or that any patents issued to Alkermes or its licensors (in connection with either the Company's product candidates or the Partnership's product candidate, or both) will be sufficiently broad to protect the Company's or the Partnership's technology or to provide Alkermes or the Partnership with any competitive advantages. Moreover, no assurance can be given that patents issued to Alkermes (in connection with either the Company's product candidates or the Partnership's product candidate, or both), or its respective licensors, if any, will not be contested, invalidated or circumvented. In addition, if Alkermes or the Partnership is required to defend against a charge of patent infringement or to protect its own proprietary rights against third parties, substantial costs could be incurred.

         In the future, the Partnership and the Company may be required to obtain additional licenses to patents or other proprietary rights of third parties. There can be no assurance that any such licenses will be available on acceptable terms, if at all, and failure to obtain such licenses could result in delays in marketing the Partnership's products or the inability to proceed with the development, manufacture or sale of product candidates requiring such licenses.

         Because of reliance upon trade secrets and technological know-how, the Company's practice is to require its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements provide that all confidential information developed or made known to an individual during the course of the employment or consulting relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's or the Partnership's trade secrets in the event of unauthorized use or disclosure of such information.


COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Partnership and Alkermes face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of RMP product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. The General Partner believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumor and central nervous system infections being tested in the United States and Europe. There can be no assurance that developments by others will not render RMP product candidates or technologies obsolete or noncompetitive. At the present time, Alkermes has no sales force, commercial manufacturing capability or marketing experience. In addition, many of the competitors and potential competitors of the Partnership and Alkermes have substantially greater capital resources, manufacturing and marketing experience, research and development resources, and production facilities than does Alkermes. Many of these competitors also have significantly greater experience than Alkermes in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

MANUFACTURING AND MARKETING

         RMP-7 is a small peptide manufactured using standard synthetic techniques. Alkermes relies on an independent European pharmaceutical company for the manufacture and supply of RMP-7. Scale up of RMP-7 manufacturing process to support international clinical trials and commercial launch has been completed. The Partnership and Alkermes believe that, if necessary, there are other companies which could manufacture and supply the requirements for RMP-7. Nevertheless, there can be no assurance that any manufacturer of RMP-7 will continue to meet demands for quality, quantity, cost and timeliness.

         Alkermes plans to market and sell RMP-7 on behalf of the Partnership, if successfully developed and approved, either directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

         Alkermes has no marketing experience and there can be no assurance that it will successfully develop such experience or that it will be able to enter into marketing agreements with others on acceptable terms. To the extent the Company enters into co-promotion arrangements, any revenues received by the Company (and consequent payments to the Partnership or the Limited Partners, as applicable) will be dependent on the efforts of third parties, and there can be no assurance that such efforts will be successful.


GOVERNMENT REGULATION

         The manufacture and marketing of pharmaceutical products in the United States require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

         As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

         Prior to marketing, any product developed by Alkermes for the Partnership must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process requires many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

         Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Process ("GMP"). An Establishment License Application ("ELA") must be submitted for approval by the FDA with information about manufacturing facilities. Before approval of an NDA or PLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed, it is subject to periodic inspections by the FDA.

         The requirements which the Company must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its or the Partnership's products in such countries can be as rigorous and costly as those described above.

         The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the competitive position of the Company. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

EMPLOYEES

         The Partnership and the General Partner do not have any full-time employees. As of March 12, 1997, Alkermes had 171 full-time employees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees is covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES
         ----------

         The Registrant and the General Partner do not own or lease any property. Alkermes leases and occupies approximately 90,000 square feet of laboratory and office space in Cambridge, Massachusetts, a portion of which is used by Alkermes in the performance of its obligations to the Partnership, under five leases expiring in the years 1998 to 2002. The leases contain provisions permitting Alkermes to extend the term of such leases for up to ten years. Alkermes believes that its Massachusetts facility is adequate for its preclinical and clinical operations. Alkermes does not manufacture and does not expect to manufacture RMPs for clinical trials. Alkermes has engaged a third party to manufacture preclinical, clinical and commercial supplies of RMPs.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.





PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         There is no trading market for the Limited Partnership Interests, public or otherwise. Any transfer of a limited partnership interest is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner which can be withheld in its sole discretion.

         As of March 12, 1997, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,102 holders of Class A Partnership Interests.

         There have been no cash distributions to the partners to date. Distributions in the future, if any, will be made by the General Partner to the partners as soon as practicable after the end of any fiscal quarter, in proportion to the partners' respective capital accounts as of the end of such quarter. Distributable cash, which must be distributed to the partners, is generally defined as the excess of cash revenues over certain expenditures and other amounts determined by the General Partner to be necessary for the proper operation of the Partnership's business. The capital account of each partner will be increased by such partner's cash contributions (net of selling commissions, investment banking fees, warrant valuation fees and financial advisory fees allocated to the Partner) to the Partnership decreased by the amount of any cash distribution and the fair market value of other property from the Partnership to such partner, and increased or decreased by such partner's allocation of the net gain or loss of the Partnership for Federal income tax purposes ("Profits" and "Losses", respectively). Partnership profits and losses are allocated 99% to the Limited Partners (pro rata to their capital accounts) and 1% to the General Partner.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                    Period from
                                    February 7,
                                   1992 (Date of
                                   Inception) to                              Year Ended December 31,
                                    December 31,       --------------------------------------------------------------------
                                        1992                  1993               1994               1995               1996
                                   -------------       -----------        -----------       ------------        -----------
Statements of
Operations Data(1):
------------------

Total Revenues                      $   114,429        $    90,677        $   239,709       $    270,050        $    11,481
Total Expenses                        7,620,092          9,344,980          8,707,686         11,298,870          4,920,997
Net Loss                             (7,505,663)        (9,254,303)        (8,467,977)       (11,028,820)        (4,909,516)

Net Loss Per Class
A and B Limited
Partnership Interest                $    (8,068)       $    (9,948)       $    (9,102)      $    (11,855)       $    (5,238)
                                    ===========        ===========        ===========       ============        ===========

Average Limited
Partnership Interests
Outstanding                                 921                921                921                921                921
                                    ===========        ===========        ===========       ============        ===========


                                                                          December 31,
                                     --------------------------------------------------------------------------------------
                                           1992               1993               1994               1995               1996
                                     ----------         ----------         ----------         ----------            -------
Balance Sheets Data:
-------------------

Total Assets                         $2,647,734         $4,444,882         $8,136,618         $2,882,239            $32,804
Long-term Obligations                 4,735,000          4,735,000                 --                 --                 --

(1) The Partnership did not make any cash distributions to its partners during any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

INTRODUCTION

         The Partnership was formed on February 7, 1992, and is managed by the General Partner, a wholly owned subsidiary of Alkermes. The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as RMPs, for human pharmaceutical use in the United States and Canada.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information presented in this Annual Report on Form 10-K, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for RMP-7 or clinical trials could be delayed or regulatory authorities could require additional clinical trials; (ii) RMP-7 could be ineffective or unsafe during clinical trials; (iii) The Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and
(iv) even if RMP-7 appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace.


RESULTS OF OPERATIONS

         Years ended December 31, 1996 and 1995

                  Revenues

         The Partnership's sole source of revenue for the years ended December 31, 1996 and 1995 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development as well as other Partnership expenses. Interest income for the year ended December 31, 1996 was $11,481 compared to $270,050 for the corresponding period of the prior year. Interest income for the year ended December 31, 1996 as compared to 1995 decreased as a result of the decrease in cash and cash equivalents and short-term investments. The decrease in the cash and cash equivalents and short-term investments of the Partnership are a result of the substantial completion of the annual capital contributions by the Limited Partners and the General Partner in 1995 and the payment of the development funding to Alkermes which was completed during the quarter ended June 30, 1996.

                  Expenses

         Research and development expenses for the year ended December 31, 1996 were $4,850,000 as compared to $11,059,000 for the year ended December 31, 1995. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

         General and administrative expenses for the year ended December 31, 1996 were $70,997 as compared to $141,204 for the year ended December 31, 1995. The decrease was mainly a result of a decrease in amortization of organization costs and legal fees.

         There was no interest expense for the year ended December 31, 1996 as compared to $98,666 for the year ended December 31, 1995. The decrease was a result of the repayment in April 1995 of the $4,735,000 note payable to Alkermes.

         Years ended December 31, 1995 and 1994

                  Revenues

         The Partnership's sole source of revenue for the year ended December 31, 1995 and 1994 was the interest earned on the investments made with the capital contributions made by the General Partner and the Limited Partners prior to their disbursement to Alkermes for research and development as well as other Partnership expenses. Interest income for the years ended December 31, 1995 and 1994 of $270,050 and $239,709, respectively, increased primarily as a result of the increase in interest rates during the year.

                  Expenses

         Research and development expenses for the year ended December 31, 1995 were $11,059,000 as compared to $8,255,000 for the year ended December 31, 1994. The increase in research and development expenses was a result of the increased reimbursable costs incurred by Alkermes pursuant to the Product Development Agreement.

         General and administrative expenses for the year ended December 31, 1995 were $141,204 as compared to $97,561 for the year ended December 31, 1994. The increase was mainly a result of an increase in legal and accounting fees.

         Interest expense for the year ended December 31, 1995 was $98,666 as compared to $355,125 for the year ended December 31, 1994. The decrease was a result of the repayment of the $4,735,000 note payable due to Alkermes in April 1995.

         Years ended December 31, 1994 and 1993

                  Revenues

         The Partnership's sole source of revenue for the years ended December 31, 1994 and 1993 was the interest earned on the investments made with the capital contributions made by the General Partner and the Limited Partners prior to their disbursement to Alkermes for research and development as well as other Partnership expenses. Interest income for the years ended December 31, 1994 and 1993 of $239,709 and $90,677, respectively, increased mainly as a result of increased cash and cash equivalents and short-term investments during this period.

                  Expenses

         Research and development expenses for the year ended December 31, 1994 were $8,255,000 as compared to $8,894,000 for the year ended December 31, 1993. The decrease in research and development expenses was a result of the decreased reimbursable costs incurred by Alkermes pursuant to the Product Development Agreement.

General and administrative expenses, $97,561 for the year ended December 31, 1994 and $95,855 for the year ended December 31, 1993, were substantially unchanged.

         Interest expense for the years ended December 31, 1994 and 1993 was $355,125 and was incurred as a result of the interest due on the $4,735,000 note payable to Alkermes.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Partnership had current assets totaling $32,804, consisting solely of cash; and current liabilities of $28,272.

         The Partnership's primary source of funding and capital resources has been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners' capital contributions have been remitted to the Partnership in four annual installment payments, the fourth and final payment of which was due on April 15, 1995. During the six months ended June 30, 1996, the Partnership received approximately $2,052,000 in cash as a result of the purchase by Alkermes of previously defaulted Class A limited partnership units. There have been and will be no additional capital contributions received by the Partnership after the quarter ended June 30, 1996.

         The Partnership has used its capital resources primarily to fund the further development and clinical testing of RMPs. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996. Such funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of RMP-7. Because none of the Partners of the Partnership are obligated to make any further capital contributions to the Partnership, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7. Alkermes is required to fund the development of RMP-7 to maintain its Purchase Option with the Partnership.

         The Partnership's remaining cash and cash equivalents will be used to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense after the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

         After December 31, 1996, the Partnership is expected to have no significant assets, liabilities or partners' capital and will have no future liquidity or capital resources requirements other than those funded by Alkermes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
         -------------------------------------------

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)



          Financial Statements as of December 31, 1996 and 1995 and for
                      Each of the Three Years in the Period
            Ended December 31, 1996 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Partners of
  Alkermes Clinical Partners, L.P.
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' capital (deficiency) and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 8, the Partnership completed its development funding to Alkermes, Inc. (an affiliate) and none of the partners are obligated to make any further capital contributions to the Partnership. Alkermes, Inc., through the General Partner, is obligated to continue to provide administrative services at its expense after the Partnership's assets are depleted, unless it exercises its purchase option and acquires all the interests.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 1997

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------------------------


                                                                     1996                 1995
                                                                   -------             ----------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                    $32,804             $2,365,478
      Prepaid expenses to Alkermes, Inc.                                --                500,000
      Interest receivable                                               --                  1,375
                                                                   -------             ----------
           Total current assets                                     32,804              2,866,853

OTHER ASSETS - Organization costs, less amortization of
      $221,112 and $205,726                                             --                 15,386
                                                                   -------             ----------

TOTAL ASSETS                                                       $32,804             $2,882,239
                                                                   =======             ==========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
      Accrued expenses                                             $28,272             $   26,464
                                                                   -------             ----------
           Total current liabilities                                28,272                 26,464
                                                                   -------             ----------

PARTNERS' CAPITAL                                                    4,532              2,859,147
LESS NOTES RECEIVABLE FROM LIMITED PARTNERS                             --                 (3,372)
                                                                   -------             ----------
                                                                     4,532              2,855,775
                                                                   -------             ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $32,804             $2,882,239
                                                                   =======             ==========






See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------




                                            1996                     1995                    1994

REVENUE - Interest income               $    11,481             $    270,050             $   239,709
                                        -----------             ------------             -----------

EXPENSES:
     Research and development             4,850,000               11,059,000               8,255,000
     General and administrative              70,997                  141,204                  97,561
     Interest expense                          --                     98,666                 355,125
                                        -----------             ------------             -----------
                                          4,920,997               11,298,870               8,707,686
                                        -----------             ------------             -----------

NET LOSS                                $(4,909,516)            $(11,028,820)            $(8,467,977)
                                        ===========             ============             ===========

NET LOSS PER CLASS A AND B
     LIMITED PARTNERSHIP INTEREST       $    (5,238)            $    (11,855)            $    (9,102)
                                        ===========             ============             ===========

AVERAGE LIMITED PARTNERSHIP
     INTERESTS OUTSTANDING                      921                      921                     921
                                        ===========             ============             ===========







See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES  IN PARTNERS' CAPITAL (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                NOTES RECEIVABLE
                                                               LIMITED            GENERAL             FROM
                                                              PARTNERS            PARTNER       LIMITED PARTNERS           TOTAL

BALANCE, JANUARY 1, 1994                                    $ 23,301,420         $ 44,082         $(23,917,084)        $   (571,582)

    Partner contributions                                             --          126,959           12,033,133           12,160,092

    Net loss for year                                         (8,383,297)         (84,680)                  --           (8,467,977)

    Write-off of notes receivable from limited partners       (1,066,151)              --            1,066,151                   --
                                                            ------------         --------         ------------         ------------

BALANCE, DECEMBER 31, 1994                                    13,851,972           86,361          (10,817,800)           3,120,533

    Partner contributions                                         67,275          113,463           10,583,324           10,764,062

    Net loss for year                                        (10,918,532)         110,288)                  --          (11,028,820)

    Write-off of notes receivable from limited partners         (231,104)              --              231,104                   --
                                                            ------------         --------         ------------         ------------

BALANCE, DECEMBER 31, 1995                                     2,769,611           89,536               (3,372)           2,855,775

    Partner contributions                                      2,054,901               --                3,372            2,058,273

    Net loss for year                                         (4,824,512)         (85,004)                  --           (4,909,516)
                                                            ------------         --------         ------------         ------------

BALANCE, DECEMBER 31, 1996                                  $         --         $  4,532         $         --         $      4,532
                                                            ============         ========         ============         ============



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------

                                                                       1996               1995               1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(4,909,516)       $(11,028,820)       $(8,467,977)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Amortization                                                    15,386              55,278             55,278
        Changes in assets and liabilities:
             Prepaid expenses to Alkermes, Inc.                        500,000           1,759,000           (859,000)
             Interest receivable                                         1,375              52,629            (53,272)
             Accrued expenses                                            1,808               1,838               (379)
             Accrued interest payable                                       --            (256,459)                --
                                                                   -----------        ------------        -----------

                  Net cash used by operating activities             (4,390,947)         (9,416,534)        (9,325,350)
                                                                   -----------        ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of short-term investments                              --           2,444,150         (2,444,150)
                                                                   -----------        ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partners' cash capital contributions                              2,058,273          10,764,062         12,160,092
   Payment of note payable to Alkermes, Inc.                                --          (4,735,000)                --
                                                                   -----------        ------------        -----------

                  Net cash provided by financing activities          2,058,273           6,029,062         12,160,092
                                                                   -----------        ------------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (2,332,674)           (943,322)           390,592

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         2,365,478           3,308,800          2,918,208
                                                                   -----------        ------------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $    32,804        $  2,365,478        $ 3,308,800
                                                                   ===========        ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE -
   Interest paid                                                   $        --        $     98,666        $   355,125
                                                                   ===========        ============        ===========

NONCASH SUPPLEMENTAL DISCLOSURE -
   Write-off of notes receivable from limited partners             $        --        $    231,104        $ 1,066,151
                                                                   ===========        ============        ===========





See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.  ORGANIZATION AND BUSINESS OPERATIONS
    ------------------------------------

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992 and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc. ("Alkermes"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers ("RMPs"), for human pharmaceutical use in the United States and Canada.

On April 10, 1992, the Partnership and Alkermes sold in a private placement (i) 920 Class A units, each unit (a "Class A Unit") consisting of one Class A limited partnership interest in the Partnership, a Class A 1992 warrant (a "Class A 1992 Warrant") to purchase 2,800 shares of Alkermes' common stock, and a Class A 1995 warrant (a "Class A 1995 Warrant") to purchase 300 shares of Alkermes' common stock, and (ii) one Class B unit (the "Class B Unit") consisting of one Class B limited partnership interest (the "Class B Interest") in the Partnership, a Class B 1992 warrant (the "Class B 1992 Warrant") to purchase 5,600 shares of Alkermes' common stock, and a Class B 1995 warrant (the "Class B 1995 Warrant") to purchase 600 shares of Alkermes' common stock. The purchase price was $50,000 for each Class A Unit, $10,718 of which was paid at the time of subscription, and the balance of which was evidenced by an investor note (each, an "Investor Note" and collectively, the "Investor Notes"), $12,372 of which was paid during 1993, $14,166 of which was paid during 1994 and the remainder of which was paid in April 1995. The purchase price for the Class B Unit was $100,000, $21,000 of which was paid at the time of subscription, and the balance of which was evidenced by a promissory note, $24,744 of which was paid during 1993, $28,332 of which was paid during 1994 and the remainder of which was paid in April 1995.

The net proceeds from the sale of the units were used primarily to fund the further development and clinical testing of RMPs, which testing is being conducted for the Partnership by Alkermes pursuant to a Product Development Agreement by and between Alkermes and the Partnership (the "Product Development Agreement") (see Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF PRESENTATION - The Partnership prepares its financial statements on the accrual basis of accounting.

USE OF ESTIMATES - The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include useful lives of other assets and accrued liabilities.

CASH EQUIVALENTS - Cash equivalents consist of repurchase agreements with original maturities of three months or less and are fully collateralized by U.S. government securities.

ORGANIZATION COSTS - Costs incurred in connection with the organization of the Partnership were capitalized and amortized using the straight-line method over four years.

ACCRUED EXPENSES - Included in accrued expenses at December 31, 1996 and 1995 are amounts totaling approximately $2,771 and $440 which are due to Alkermes, Inc.

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

INCOME TAXES - Federal and state income taxes are the responsibility of the General Partner and each of the Limited Partners of the Partnership. No provision for income taxes has been recorded.

3.  PRODUCT DEVELOPMENT AGREEMENT
    -----------------------------

In March 1992, the Partnership entered into the Product Development Agreement with Alkermes, pursuant to which Alkermes licensed to the Partnership certain technologies of Alkermes relating to RMPs. The Partnership paid Alkermes a nonrefundable fee of $1,750,000 under the Product Development Agreement for prior research and costs incurred by Alkermes relating to RMPs and has recorded such fee as research and development expense in the period ended December 31, 1992.

The Partnership has granted to Alkermes an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada (the "Interim License"). Upon the first marketing approval of an RMP product by the United States Food and Drug Administration, the Partnership is to receive a payment from Alkermes equal to 20% of the aggregate capital contributions of all partners (the "Milestone Payment"). Additionally, the Partnership is to receive royalty payments from Alkermes equal to 12% of United States and Canadian revenues and 10% of European revenues, in certain circumstances, from any sales of RMPs by Alkermes. The Interim License will terminate if Alkermes does not exercise its purchase option to acquire all of the Limited Partners' interests in the Partnership, as discussed below.

Alkermes, Inc. has been issued three patents, U.S. Patent No. 5,112,596 in May 1992, U.S. Patent No. 5,268,104 in December 1993 and U.S. Patent No. 5,506,206 in April 1996, the rights to which have been licensed to the Partnership pursuant to the Product Development Agreement.

4.  PARTNERSHIP PURCHASE OPTION
    ---------------------------

In consideration for the Class A 1992 Warrants, the Class A 1995 Warrants, the Class B 1992 Warrant and the Class B 1995 Warrant, each Limited Partner has granted to Alkermes an option to purchase (the "Purchase Option"), under certain circumstances, the limited partnership interest in the Partnership held by such Limited Partner. Upon the exercise of the Purchase Option, each owner of a Class A limited partnership interest (a "Class A Limited Partner") will be entitled to receive an initial payment of, at the option of Alkermes, $40,000 in cash or approximately $42,100 in Alkermes' common stock, as well as certain additional payments (which are subject to certain limitations) based on Alkermes' net revenues from sales of RMPs in the United States, Canada and Europe (the "royalty stream") as follows:

- 12% of net revenues to Alkermes on sales of RMPs in the United States and Canada and 10% of net revenues to Alkermes on sales of RMPs in Europe, until each Class A Limited Partner has received an aggregate of $400,000 per interest from the initial payment and the royalty stream; and thereafter,

- 9% of net revenues to Alkermes on sales of RMPs in the United States, Canada and Europe, until each Class A Limited Partner has received an aggregate of $500,000 per interest from the initial payment and the royalty stream; and thereafter,

- 4% of net revenues to Alkermes on sales of RMPs in the United States, Canada and Europe.


If Alkermes exercises the Purchase Option, the holder of the Class B Interest (the "Class B Limited Partner") will receive, in addition to an advance payment of $80,000, payable in cash or stock in the same manner as described above for the Class A Limited Partners, quarterly payments equal to (i) prior to the date on which the Class B Threshold (as described below) occurs, the Class B Limited Partner's pro rata portion (based upon the ratio that the Class B Limited Partner's capital contribution bears to the aggregate capital contributions of all Limited Partners) of the royalties described in the previous paragraph, and
(ii) beginning on the date on which the Class B Threshold occurs, the Class A Limited Partners will receive only 95% of the above royalties. The Class B Threshold will occur on the first day of the calendar quarter that follows the calendar quarter in which each Class A Limited Partner will have received distributions in an aggregate amount equal to its capital contribution.

Royalties on sales of RMPs in Europe will be payable only in certain circumstances. The royalties described above will terminate on the last day of the calendar quarter eleven years after Alkermes exercises the Purchase Option.

Alkermes may exercise the Purchase Option to purchase all of the limited partnership interests in the Partnership upon the earlier of: (i) the date that is the later of the last day of the first month in which the Partnership shall have received payments under the Interim License (excluding the Milestone Payment) equal to 15% of the Limited Partners' capital contributions and the expiration of 24 months after the first commercial sale of an RMP product under the Interim License and (ii) the expiration of 48 months after the first commercial sale of an RMP product under the Interim License.

5.  NOTE PAYABLE TO ALKERMES, INC.
    ------------------------------

During the period ended December 31, 1992, Alkermes loaned the Partnership $4,735,000 to fund organizational and syndication costs. The loan bore interest at 7.5% per annum, payable annually in arrears, and was repaid in April 1995.

6.  PARTNERS' CAPITAL
    -----------------

The Partnership allocates its profits or losses for each fiscal year 1% to the General Partner and 99% to the Limited Partners. The Partnership allocates the profits and losses allocated to the Limited Partners pro rata in accordance with the Limited Partners' capital contributions, as adjusted for certain allocations and returns to each Limited Partner. The capital contributions made by each Class A Limited Partner and the Class B Limited Partner are discussed in Note 1. Losses in excess of the Limited Partners' capital contributions are allocated to the General Partner. After the Class B Threshold occurs (see Note 4), the Partnership will allocate to the Class B Limited Partner 5% of profits and losses allocated to the Limited Partners and will allocate to the Class A Limited Partners 95% of profits and losses allocated to the Limited Partners. Such allocation to the Class A Limited Partners will be made pro rata based on such Limited Partners' capital contributions, as adjusted for certain allocations and returns to such Limited Partners.

7.  WARRANT EXCHANGE
    ----------------

Alkermes completed an exchange offer on January 27, 1995, with respect to the warrants issued in connection with the formation of the Partnership. Pursuant to the exchange offer, each Class A Limited Partner had the option to exchange both its Class A 1992 Warrant and Class A 1995 Warrant for a new 1994 Class A Warrant ("1994 Class A Warrant") to purchase at $5.00 per share, 1,700 shares of Alkermes' common stock for every 3,100 shares of common stock issuable upon exercise of the Class A 1992 Warrant and Class A 1995 Warrant exchanged therefore. The

Class B Limited Partner had the option to exchange both the Class B 1992 Warrant and Class B 1995 Warrant for a new 1994 Class B Warrant ("1994 Class B Warrant") to purchase 3,400 shares of Alkermes' common stock at $5.00 per share.

Of the Class A 1992 Warrants and Class A 1995 Warrants originally issued, approximately 92% were exchanged in response to the exchange offer. The Class B 1992 Warrant and Class B 1995 Warrant were also exchanged in the exchange offer. Certain other warrants issued in connection with the formation of the Partnership were also exchanged for new 1994 warrants. The exchange offer resulted in a decrease of a total of 1,225,927 shares of Alkermes' common stock which would be issuable upon exercise of the outstanding warrants.

Each 1994 Class A Warrant and the 1994 Class B Warrant may be exercised during the period beginning on April 1, 1995 and ending on March 31, 2000.

8.  COMPLETION OF SCHEDULED FUNDING
    -------------------------------

During the six months ended June 30, 1996, the Partnership completed its development funding to Alkermes and incurred expenses totaling $4,850,000 for reimbursable costs incurred by Alkermes. Since the completion of funding to Alkermes and because none of the Partners of the Partnership are obligated to make any further capital contributions to the Partnership, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense after the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After December 31, 1996, the Partnership is expected to have no significant assets, liabilities or partners' capital and will have no future liquidity or capital resources requirements other than those funded by Alkermes.

9.  RELATED PARTY TRANSACTIONS
    --------------------------

In February and April 1996, Alkermes purchased from the Partnership an aggregate of 74 Class A Units that were owned by Limited Partners who defaulted on their payment obligations. The total purchase price for such Units was the aggregate of unpaid installments, approximately $2,052,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         (a)      Directors of the General Partner.
                  --------------------------------

         Richard F. Pops, age 34, has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes.

         Michael J. Landine, age 43, has been a director of the General Partner since its inception in 1992. Mr. Landine has also been the Chief Financial Officer of Alkermes since March 1988. From March 1988 to December 1994, he also served as Vice President, and since December 1994 as a Senior Vice President of Alkermes. He has also been Treasurer of Alkermes since April 1991. He is currently an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment. Mr. Landine is a certified public accountant.

         Christopher Mooney, age 32, has been a director of the General Partner since February 16, 1996. Mr. Mooney has also been with PaineWebber, Inc. since 1989, presently serving as Associate, Investment Banking Division. Mr. Mooney also serves as a director of Amgen Boulder Development Corporation.

         Peter Reikes, age 36, has been a director of the General Partner since 1994. Mr. Reikes has also been with PaineWebber, Inc. since 1985, presently serving as Managing Director, Investment Banking Division. Mr. Reikes also serves as a director of Gensia Development Corporation, Repligen Development Corporation, Genzyme Development Corporation and Cephalon Development Corporation.


         (b)      Executive Officers of the General Partner.
                  -----------------------------------------

         Mr. Pops has been the President of the General Partner since its inception and the Chief Executive Officer of the General Partner since 1993.

         Mr. Landine has been the Vice President, Treasurer and Assistant Secretary of the General Partner since its inception and the Chief Financial Officer of the General Partner since 1993.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The General Partner receives no compensation for performing its duties under the Partnership Agreement. It will receive only its pro rata share of Partnership distributions and distributions upon liquidation of the Partnership and reimbursement for its expenditures for the payment of properly incurred obligations of the Partnership. Furthermore, the officers and directors of the General Partner receive no compensation other than reimbursement for appropriate expenses incurred while conducting the business of the General Partner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 12, 1997 is as follows:

                           Name and Address of                                      Percent of
Title of Class             Beneficial Owner              Beneficial Ownership       Class
--------------             ----------------              --------------------       ----------

General Partner            Alkermes Development          One General Partner        100.0%
Interest                   Corporation II                Interest
                           64 Sidney Street
                           Cambridge, MA  02139

Class A Limited            PaineWebber R&D Partners      133 Class A Limited         14.5%
Partnership Interests      III, L.P.                     Partnership Interests
                           1285 Avenue of the
                           Americas
                           New York, NY  10019

                           Alkermes, Inc.                74 Class A Limited           8.0%
                           64 Sidney Street              Partnership Interests
                           Cambridge, MA  02139

Class B Limited            PaineWebber Development       One Class B Limited        100.0%
Partnership Interest       Corporation                   Partnership Interest
                           1285 Avenue of the
                           Americas
                           New York, NY  10019

         Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 12, 1997, none of the directors or officers of the General Partner have any security ownership in the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Mr. Pops and Mr. Landine are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In its fiscal year ended March 31, 1996, Alkermes recorded net revenues of $11,182,741 from the Partnership pursuant to the Product Development Agreement.

         The purchase price for Class A Units was paid in four annual installments. The final payment was due on April 15, 1995. The holders of 74 Class A Units failed to pay all of such payments and the Partnership foreclosed on such units. In February and April 1996, Alkermes subsequently purchased these Class A Units for approximately $2,052,000, the amount of the uncollected payments.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

                  (a)      Documents filed as part of the Report:

                           (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

                                    Independent Auditors' Report.

                                    Balance Sheets, December 31, 1996 and 1995.

                                    Statements of Operations for the Years Ended
                                    December 31, 1996, 1995 and 1994.

                                    Statements of Changes in Partners' Capital
                                    (Deficiency) for the Years Ended December
                                    31, 1996, 1995 and 1994.

                                    Statements of Cash Flows for the Years Ended
                                    December 31, 1996, 1995 and 1994.

                                    Notes to Financial Statements.

                           (2)      Financial Statement Schedules:

                                    Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                           (3)      Exhibits

                           Exhibit No.
                           ----------

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

                               10.2 Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

                               11 Statement Regarding Computation of Per Share Loss.

                               27        Financial Data Schedule.

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

              (b)          The Registrant has not filed any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ALKERMES CLINICAL PARTNERS, L.P.
                                 (Registrant)

                                 By its General Partner

                                 ALKERMES DEVELOPMENT CORPORATION II



Date:  March  27, 1997                 By: /s/ Richard F. Pops
                                           -------------------------------------
                                           Richard F. Pops
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Registrant on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----

/s/ Richard F. Pops                 Director, President and Chief               March 27, 1997
-----------------------------       Executive Officer (Principal
Richard F. Pops                     Executive Officer)

/s/ Michael J. Landine              Director, Vice President,                   March 27, 1997
-----------------------------       Chief Financial Officer,
Michael J. Landine                  Treasurer and Assistant
                                    Secretary (Principal Financial
                                    and Accounting Officer)

/s/ Christopher Mooney              Director                                    March 27, 1997
-----------------------------
Christopher Mooney

/s/ Peter Reikes                    Director                                    March 27, 1997
-----------------------------
Peter Reikes

                        ALKERMES CLINICAL PARTNERS, L.P.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

              Exhibit
              Number      Exhibit
              -------     -------

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