Form 10-Q
period 1997-03-31
ALKERMES CLINICAL PARTNERS LP
filed 1997-05-13
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

 [ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   043-145043
                --------                                   ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     64 Sidney Street, Cambridge, MA                       02139-4136
     -------------------------------                       ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:    (617) 494-0171
                                                      --------------

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

                        ALKERMES CLINICAL PARTNERS, L.P.


                                      INDEX
                                      -----


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Balance Sheets                                            3
               -March 31, 1997 and December 31, 1996

               Statements of Operations                                  4
               -Three months ended March 31, 1997 and 1996

               Statements of Cash Flows                                  5
               -Three months ended March 31, 1997 and 1996

               Notes to Financial Statements                             6

    Item 2.    Management's Discussion and Analysis of                   7
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

    Item 6.    Exhibits, Financial Statement Schedules and Reports       9
               on Form 8-K

SIGNATURES                                                              10

EXHIBIT INDEX                                                           11





                                       (2)

ITEM 1.  FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,         December 31,
                                                         1997                1996
                                                       ---------         ------------

                                   A S S E T S
Current Assets:
      Cash and cash equivalents                        $19,625             $32,804
                                                       -------             -------
           Total current assets                         19,625              32,804
                                                       -------             -------
Total Assets                                           $19,625             $32,804
                                                       =======             =======

       L I A B I L I T I E S   A N D   P A R T N E R S'   C A P I T A L

Current Liabilities:
      Accrued expenses                                 $16,994             $28,272
                                                       -------             -------
           Total current liabilities                    16,994              28,272
                                                       -------             -------
Partners' capital                                        2,631               4,532
                                                       -------             -------
Total Liabilities and Partners' Capital                $19,625             $32,804
                                                       =======             =======






See notes to financial statements.

                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months      Three Months
                                                Ended             Ended
                                              March 31,         March 31,
                                                1997              1996
                                              -------          -----------
Revenue
   Interest income                            $   155          $     9,884
                                              -------          -----------
Expenses:
   Research and development                        --            3,400,000
   General and administrative                   2,056               24,825
                                              -------          -----------
                                                2,056            3,424,825
                                              -------          -----------
Net loss                                      $(1,901)         $(3,414,941)
                                              =======          ===========
Net Loss Per Class A and B Unit               $     0          $    (3,671)
                                              =======          ===========
Average Units Outstanding                         921                  921
                                              =======          ===========


See notes to financial statements.



                                       (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months   Three Months
                                                                       Ended          Ended
                                                                     March 31,       March 31,
                                                                       1997            1996
                                                                     -----------    -----------

Cash flows from operating activities:
   Net loss                                                          $ (1,901)      $(3,414,941)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Amortization                                                       --            13,819
        Changes in assets and liabilities:
             Prepaid expenses to Alkermes, Inc.                            --           500,000
             Interest receivable                                           --              (908)
             Accrued expenses                                         (11,278)            6,846
                                                                     --------       -----------
                  Net cash used for operating activities              (13,179)       (2,895,184)
                                                                     --------       -----------
Cash flows from investing activities:
   Purchases of short-term investments                                     --        (1,407,337)
                                                                     --------       -----------
Cash flows from financing activities:
   Partners' cash capital contributions                                    --         2,011,958
                                                                     --------       -----------
Net decrease in cash and cash equivalents                             (13,179)       (2,290,563)
Cash and cash equivalents, beginning of period                         32,804         2,365,478
                                                                     ========       ===========
Cash and cash equivalents, end of period                             $ 19,625       $    74,915
                                                                     ========       ===========



See notes to financial statements.



                                       (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.  BASIS OF PRESENTATION
    ---------------------

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three month periods ended March 31, 1997 and 1996, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which includes financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST
    -------------------------------------------------------

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There was no loss attributable to the Limited Partners for the three months ended March 31, 1997.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No.128"), "Earnings per Share," which the Partnership will adopt in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have any impact on the Partnership's financial statements because the Partnership does not have, nor is expected to have, any common stock equivalents.

3.  ACCRUED EXPENSES
    ----------------

Included in accrued expenses at March 31, 1997 are amounts totaling approximately $2,600 which are due to Alkermes, Inc.

4.  COMPLETION OF SCHEDULED FUNDING
    -------------------------------

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

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. Alkermes intends to continue to cause the General Partners to perform such services at its expense after the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitutes all of the activities undertaken by or on behalf of the Partnership.

After March 31, 1997, the Partnership is expected to have no significant assets, liabilities or partners' capital and will have no future liquidity or capital resources requirements other than those funded by Alkermes.



                                       (6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation, II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc. ("Alkermes"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), for human pharmaceutical use in the United States and Canada.

RESULTS OF OPERATIONS

              Revenues

The Partnership's sole source of revenue for the three months ended March 31, 1997 and 1996 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the three months ended March 31, 1997 was $155 compared to $9,884 for the corresponding period of the prior year. Interest income for the three months ended March 31, 1997 as compared to 1996 decreased as a result of the decrease in cash and cash equivalents and short-term investments. The decrease in the cash and cash equivalents and short-term investments of the Partnership are a result of the substantial completion of the payment of the development funding to Alkermes which was completed during the quarter ended June 30, 1996.

              Expenses

Research and development expenses for the three months ended March 31, 1997 were zero as compared to $3,400,000 for the three months ended March 31, 1996. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three months ended March 31, 1997 were $2,056 as compared to $24,825 for the three months ended March 31, 1996. The decrease was mainly a result of a decrease in amortization of organization costs, accountant fees and the cost of reports to the Limited Partners.





                                      (7)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had current assets totaling $19,625, consisting solely of cash; and current liabilities of $16,994.

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

The Partnership has used its capital resources primarily to fund the further development and clinical testing of RMPs. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996. Such funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of RMP-7. Because none of the Partners of the Partnership is obligated to make any further capital contributions to the Partnership, Alkermes has used its own resources, and intends to continue to use its own resources to develop RMP-7. Alkermes is required to fund the development of RMP-7 to maintain its Purchase Option with the Partnership.

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

After March 31, 1997, the Partnership is expected to have no significant assets, liabilities or partners' capital and will have no future liquidity or capital resources requirements other than those funded by Alkermes.






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

                  4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

                  10.1 Product Development Agreement, dated as of March 6, 1992, between the Partnership and Alkermes.*

                  10.2 Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

                  11       Statement Regarding Computation of Per Share Loss.

                  27       Financial Data Schedule.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

         (b) The Registrant has not filed any reports on Form 8-K during the quarter ended March 31, 1997. A report on Form 8-K dated March 31, 1997 was filed by the Registrant on April 3, 1997.



                                      (9)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ALKERMES CLINICAL PARTNERS, L.P.
                                   (Registrant)

                                   By its General Partner

                                   ALKERMES DEVELOPMENT CORPORATION II



Date:  May 13, 1997                By: /s/ Richard F. Pops
                                       -------------------------------------
                                       Richard F. Pops
                                       Director, President and Chief Executive
                                       Officer (Principal Executive Officer)



Date:  May 13, 1997                By: /s/ Michael J. Landine
                                       --------------------------------------
                                       Michael J. Landine
                                       Director, Vice President, Chief
                                       Financial Officer, Treasurer and
                                       Assistant Secretary (Principal
                                       Financial and Accounting Officer)





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

                           4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

                           10.1 Product Development Agreement, dated as of March 6, 1992, between the Partnership and Alkermes.*

                           10.2 Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

                           11       Statement Regarding Computation of Per Share
                                    Loss.

                           27       Financial Data Schedule.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.






                                      (11)