Form 10-Q
period 1997-06-30
ALKERMES CLINICAL PARTNERS LP
filed 1997-07-31
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

      [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transaction period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         043-145043
-------------------------------------------            -------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


      64 Sidney Street, Cambridge, MA                          02139-4136
--------------------------------------------           -------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code:  (617) 494-0171
                                                    ----------------------------

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

                        ALKERMES CLINICAL PARTNERS, L.P.


                                      INDEX
                                      -----


                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets                                          3
                  -June 30, 1997 and December 31, 1996

                  Statements of Operations                                4
                  -Three months ended June 30, 1997 and 1996
                  -Six months ended June 30, 1997 and 1996

                  Statements of Cash Flows                                5
                  -Six months ended June 30, 1997 and 1996

                  Notes to Financial Statements                           6

          Item 2. Management's Discussion and Analysis of                 7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6. Exhibits, Financial Statement Schedules and Reports     9
                  on Form 8-K

SIGNATURES                                                               10

EXHIBIT INDEX                                                            11


                                      (2)

Item 1.  Financial Statements:

                       ALKERMES CLINICAL PARTNERS, L.P.
                           (A Limited Partnership)

                                BALANCE SHEETS
                                 (Unaudited)


                                          June 30,     December 31,
                                            1997          1996
                                          --------      ---------
                        ASSETS
Current Assets:
     Cash and cash equivalents             $5,513        $32,804
                                           ------        -------
          Total current assets              5,513         32,804
                                           ------        -------


Total Assets                               $5,513        $32,804
                                           ======        =======


            LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
     Accrued expenses                      $3,103        $28,272
                                           ------        -------
          Total current liabilities         3,103         28,272
                                           ------        -------

Partners' capital                           2,410          4,532
                                           ------        -------
Total Liabilities and Partners' Capital    $5,513        $32,804
                                           ======        =======



See notes to financial statements.

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months   Three Months    Six Months     Six Months
                                    Ended         Ended          Ended          Ended
                                   June 30,      June 30,       June 30,      June 30,
                                    1997          1996            1997          1996
                                 -----------   ------------    ----------     ----------
Revenue:

    Interest income                 $  62      $     1,074      $   217      $    10,958
                                    -----      -----------      -------      -----------
Expenses:
    Research and development           --        1,450,000           --        4,850,000
    General and administrative        283           16,854        2,339           41,679
                                    -----      -----------      -------      -----------
                                      283        1,466,854        2,339        4,891,679
                                    -----      -----------      -------      -----------

Net loss                            $(221)     $(1,465,780)     $(2,122)     $(4,880,721)
                                    =====      ===========      =======      ===========

Net Loss Per Class A and B Unit     $   0      $    (1,576)     $     0      $    (5,246)
                                    =====      ===========      =======      ===========

Average Units Outstanding             921              921          921              921
                                    =====      ===========      =======      ===========



See notes to financial statements.



                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months     Six Months
                                                              Ended           Ended
                                                             June 30,        June 30,
                                                               1997           1996
                                                             --------      -----------

Cash flows from operating activities:
   Net loss                                                  $ (2,122)     $(4,880,721)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Amortization                                               --           15,386
        Changes in assets and liabilities:
             Prepaid expenses to Alkermes, Inc.                    --          500,000
             Interest receivable                                   --            1,375
             Accrued expenses                                 (25,169)          60,499
                                                             --------      -----------

                  Net cash used for operating activities      (27,291)      (4,303,461)
                                                             --------      -----------

Cash flows from financing activities:
   Partners' cash capital contributions                            --        2,058,273
                                                             --------      -----------

Net decrease in cash and cash equivalents                     (27,291)      (2,245,188)

Cash and cash equivalents, beginning of period                 32,804        2,365,478
                                                             --------      -----------

Cash and cash equivalents, end of period                     $  5,513      $   120,290
                                                             ========      ===========







See notes to financial statements.



                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1. BASIS OF PRESENTATION
   ---------------------

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 1997 and 1996, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which includes financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2. NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST
   -------------------------------------------------------

Net loss per Class A and B limited partnership interest is calculated with respect to the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three and six months ended June 30, 1997. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership will adopt in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3. COMPLETION OF SCHEDULED FUNDING
   -------------------------------

For the six months ended June 30, 1997, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for RMP-7(TM) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of RMP-7, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7. Alkermes is required to fund the development of RMP-7 to maintain its purchase option with the Limited Partners.

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

After June 30, 1997, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

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

RESULTS OF OPERATIONS

          Revenues

The Partnership's sole source of revenue for the three and six months ended June 30, 1997 and 1996 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the three and six months ended June 30, 1997 was $62 and $217 compared to $1,074 and $10,958 for the corresponding periods of the prior year. Interest income for the three and six months ended June 30, 1997 as compared to the same period in 1996 decreased as a result of the decrease in cash and cash equivalents. The decrease in the cash and cash equivalents of the Partnership are a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

          Expenses

Research and development expenses for the three and six months ended June 30, 1997 were zero as compared to $1,450,000 and $4,850,000 for the three and six months ended June 30, 1996. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and six months ended June 30, 1997 were $283 and $2,339 as compared to $16,854 and $41,679 for the three and six months ended June 30, 1996. The decrease was mainly a result of a decrease in amortization of organization costs, accountant's fees and the cost of reports to the Limited Partners.


                                      (7)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had current assets totaling $5,513, consisting solely of cash; and current liabilities of $3,103.

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

The Partnership was funding research and development expenses for RMP-7 from capital contributions received from Partners. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of RMP-7, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7. Alkermes is required to fund the development of RMP-7 to maintain its Purchase Option with the Limited Partners.

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

After June 30, 1997, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.



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

          (b) The Registrant filed a report on Form 8-K dated March 31, 1997 on April 3, 1997.

                                      (9)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ALKERMES CLINICAL PARTNERS, L.P.
                                   (Registrant)

                                   By its General Partner

                                   ALKERMES DEVELOPMENT CORPORATION II




Date:  July 31, 1997                     By: /s/ Richard F. Pops
                                             -------------------------------
                                             Richard F. Pops
                                             Director, President and Chief
                                             Executive Officer (Principal
                                             Executive Officer)



Date:  July 31, 1997                     By: /s/ Michael J. Landine
                                             -------------------------------
                                             Michael J. Landine
                                             Director, Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Assistant Secretary (Principal
                                             Financial and Accounting Officer)


                                      (10)

                                  EXHIBIT INDEX

                    Exhibit
                    Number    Description
                    ------    -----------

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