Form 10-Q
period 1997-09-30
ALKERMES CLINICAL PARTNERS LP
filed 1997-11-12
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

     [ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from            to

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        043-145043
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

64 Sidney Street, Cambridge, MA                            02139-4136
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code:        (617) 494-0171

                                 Not Applicable
              Former name, former address, and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                        ALKERMES CLINICAL PARTNERS, L.P.


                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets                                           3
                    -September 30, 1997 and December 31, 1996

                    Statements of Operations                                 4
                    -Three months ended September 30, 1997 and 1996
                    -Nine months ended September 30, 1997 and 1996

                    Statements of Cash Flows                                 5
                    -Nine months ended September 30, 1997 and 1996

                    Notes to Financial Statements                            6

         Item 2.    Management's Discussion and Analysis of                  7
                    Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.    Exhibits, Financial Statement Schedules and Reports      9
                    on Form 8-K

SIGNATURES                                                                  10

EXHIBIT INDEX                                                               11


                                      (2)

ITEM 1.  FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   September 30,   December 31,
                                                      1997             1996
                                                   ------------    -------------
                                   A S S E T S
Current Assets:
      Cash and cash equivalents                       $ --            $32,804
                                                      ------          -------
           Total current assets                         --             32,804
                                                      ------          -------


Total Assets                                          $ --            $32,804
                                                      ======          =======

        L I A B I L I T I E S  A N D  P A R T N E R S'  C A P I T A L

Current Liabilities:
      Accrued expenses                                $ --            $28,272
                                                      ------          -------
           Total current liabilities                    --             28,272
                                                      ------          -------

Partners' capital                                       --              4,532

                                                      ------          -------
Total Liabilities and Partners' Capital               $ --            $32,804
                                                      ======          =======


See notes to financial statements.


                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months    Three Months     Nine Months    Nine Months
                                     Ended           Ended            Ended          Ended
                                  September 30,   September 30,   September 30,   September 30,
                                      1997            1996            1997            1996
                                  ------------    ------------    ------------    ------------
Revenue:
     Interest income                 $   15          $  329        $      232      $   11,287
                                    -------         -------       -----------     -----------

Expenses:
     Research and development          --              --                --         4,850,000
     General and administrative       2,425           8,136             4,764          49,815
                                    -------         -------       -----------     -----------
                                      2,425           8,136             4,764       4,899,815
                                    -------         -------       -----------     -----------

Net loss                            ($2,410)        ($7,807)      ($    4,532)    ($4,888,528)
                                    =======         =======       ===========     ===========

Net Loss Per Class A and B Unit      $    0         ($    8)       $        0     ($    5,255)
                                    =======         =======       ===========     ===========

Average Units Outstanding               921             921               921             921
                                    =======         =======       ===========     ===========


See notes to financial statements.


                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months      Nine Months
                                                                Ended            Ended
                                                             September 30,    September 30,
                                                                 1997             1996
                                                             ------------     ------------
Cash flows from operating activities:
   Net loss                                                  ($    4,532)     ($4,888,528)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Amortization                                                --             15,386
        Changes in assets and liabilities:
             Prepaid expenses to Alkermes, Inc.                     --            500,000
             Interest receivable                                    --              1,375
             Accrued expenses                                    (28,272)         (11,466)
                                                             -----------      -----------

                  Net cash used for operating activities         (32,804)      (4,383,233)
                                                             -----------      -----------

Cash flows from financing activities:
   Partners' cash capital contributions                             --          2,058,273
                                                             -----------      -----------


Net decrease in cash and cash equivalents                        (32,804)      (2,324,960)

Cash and cash equivalents, beginning of period                    32,804        2,365,478

                                                             -----------      -----------
Cash and cash equivalents, end of period                      $     --        $    40,518
                                                             ===========      ===========


See notes to financial statements.


                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and nine month periods ended September 30, 1997 and 1996, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which includes financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with respect to the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three and nine months ended September 30, 1997. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership will adopt in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the nine months ended September 30, 1997, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for RMP-7(TM) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of RMP-7, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of RMP-7 to maintain its purchase option with the Limited Partners.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After September 30, 1997, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.


                                      (6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc. ("Alkermes"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), for human pharmaceutical use in the United States and Canada.

RESULTS OF OPERATIONS

         Revenues

The Partnership's sole source of revenue for the three and nine months ended September 30, 1997 and 1996 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the three and nine months ended September 30, 1997 was $15 and $232 compared to $329 and $11,287 for the corresponding periods of the prior year. Interest income for the three and nine months ended September 30, 1997 as compared to the same period in 1996 decreased as a result of the decrease in cash and cash equivalents. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash and cash equivalents of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

         Expenses

Research and development expenses for the three and nine months ended September 30, 1997 were zero and zero as compared to zero and $4,850,000 for the three and nine months ended September 30, 1996. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and nine months ended September 30, 1997 were $2,425 and $4,764 as compared to $8,136 and $49,815 for the three and nine months ended September 30, 1996. The decrease was mainly a result of the depletion of the Partnership's assets during the quarter ended September 30, 1997. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).


                                      (7)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had no remaining current assets or current liabilities.

The Partnership's primary source of funding and capital resources has been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners' capital contributions have been remitted to the Partnership in four annual installment payments, the fourth and final payment of which was due on April 15, 1995. There have been and will be no additional capital contributions received by the Partnership from the Limited Partners after the quarter ended June 30, 1996.

The Partnership was funding research and development expenses for RMP-7 from capital contributions received from Partners. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of RMP-7, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of RMP-7 to maintain its Purchase Option with the Limited Partners.

The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After September 30, 1997, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

ITEM 5.       OTHER INFORMATION

The Product Development Agreement between Alkermes, Inc., the parent of the Partnership's General Partner ("Alkermes"), and Alkermes Clinical Partners, L.P. (the "Partnership"), permits Alkermes to enter into co-promotion, marketing or similar agreements or sublicenses with third parties for the purpose of performing its obligations under the Product Development Agreement. Pursuant to these provisions, Alkermes and ALZA Corporation ("ALZA") entered into a Clinical Collaboration and Option Agreement, dated as of September 30, 1997 (the "Agreement"), relating to the development and commercialization of RMP-7(TM), the proprietary agent for facilitating drug delivery to the brain. Under terms of the Agreement, ALZA made a $10 million upfront payment to Alkermes to fund clinical development; in return, ALZA obtained the option to acquire exclusive worldwide commercialization rights to RMP-7. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If RMP-7 is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of RMP-7, and the two companies would share approximately equally in the profits from the sale of the product. The agreement between Alkermes and ALZA neither affects Alkermes' obligations to the Partnership or the Limited Partners under the Product Development Agreement, nor affects Alkermes' Purchase Option under the Purchase Agreement between Alkermes and the Limited Partners.


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

4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

11           Statement Regarding Computation of Per Share Loss.

27           Financial Data Schedule.

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

              (b) The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1997.


                                      (9)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALKERMES CLINICAL PARTNERS, L.P.
                              (Registrant)

                              By its General Partner

                              ALKERMES DEVELOPMENT CORPORATION II



Date:  November 12, 1997          By:   /s/ Richard F. Pops
                                       ---------------------------------------
                                       Richard F. Pops
                                       Director, President and Chief Executive
                                       Officer (Principal Executive Officer)



Date:  November 12, 1997          By:   /s/ Michael J. Landine
                                       ---------------------------------------
                                       Michael J. Landine
                                       Director, Vice President, Chief
                                       Financial Officer, Treasurer and
                                       Assistant Secretary (Principal
                                       Financial and Accounting Officer)


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