Form 10-K405
period 1997-12-31
ALKERMES CLINICAL PARTNERS LP
filed 1998-03-30
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       043-145043
(State or other jurisdiction of organization)      (I.R.S. Employer Identification No.)

     64 Sidney Street, Cambridge, MA                                  02139-4136
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number including area code:                (617) 494-0171


Securities registered pursuant to Section 12(b) of the Act:                 None


Securities registered pursuant to Section 12(g) of the Act: Class A Limited Partnership Interest (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of voting stock held by non-affiliates of the Registrant: There is no voting equity security of the Registrant and there is no market, public or private, for the equity securities of the Registrant.

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

         The principal objective of the Partnership is to develop and derive income from the sale or license of a family of molecules designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)") for human pharmaceutical use in the United States and Canada. The principal technology is Cereport(TM), formerly known as RMP-7(TM), a product candidate designed to facilitate drug delivery to the central nervous system.

         Cereport, a member of the family of RMPs, is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport can be administered at doses that selectively increase permeability in the region of brain tumor and other pathology while not significantly affecting permeability in healthy brain tissue.

         Cereport exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. The Partnership, through a Product Development Agreement with Alkermes described below, is developing Cereport to be manufactured, packaged and dispensed as a standalone product. In the clinical setting, Cereport is administered in conjunction with a therapeutic or diagnostic agent. Timing of Cereport administration relative to that of the therapeutic or diagnostic agent is determined on a drug by drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

         Cereport is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. The General Partner believes Cereport may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood-brain barrier.

         Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials for intravenous and intra-arterial Cereport and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous Cereport and carboplatin and one multi-center Phase II clinical trial of intra-arterial Cereport and carboplatin were completed. The results of the three Phase II intravenous Cereport clinical trials have provided the basis for the Company's decision to proceed into a Phase III clinical trial of intravenous Cereport and carboplatin in newly diagnosed patients with brain tumor in the United States and Europe.

         Alkermes intends to commence a Phase III clinical trial of intravenous Cereport and carboplatin in newly diagnosed patients with brain tumor. This trial has been designed as a randomized controlled Phase III clinical trial of Cereport administered in combination with carboplatin in patients with newly diagnosed glioblastoma multiforme, the highest grade and most rapidly fatal classification of primary brain tumor.

         As of September 30, 1997, Alkermes entered into an agreement with ALZA Corporation ("ALZA") relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA has an option to obtain exclusive worldwide commercialization rights to Cereport, subject to the rights of the Partnership. See "Collaboration with ALZA Corporation."

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

         The Class A 1992 Warrants, the Class A 1995 Warrants, the Class B 1992 Warrant and the Class B 1995 Warrant were issued by Alkermes in consideration of the grant by each limited partner to Alkermes of an option to purchase, under certain circumstances, the limited partnership interest held by such limited partner. See "The Purchase Agreement."

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

          The Sales Agent purchased the Class B Unit in the Private Placement. An affiliate of the Sales Agent (the "Fund Affiliate") purchased 133 Class A Units in the Private Placement. In consideration of such purchase, the Company issued to the Fund Affiliate a warrant to purchase 13,300 shares of Common Stock (the "Fund Warrant"). The Fund Warrant had the same exercise period and exercise price ($20.03) as the Class A 1992 Warrants. As part of the Private Placement, the Company also issued to an affiliate of the Sales Agent (the "Incentive Affiliate") a warrant to purchase 77,100 shares of Common Stock (the "Incentive Warrant"). The Incentive Warrant had an exercise period which began on August 1, 1994 and ended on July 31, 1997 and had a warrant exercise price per share of $20.83.

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

         Prior to the end of each quarter of each year, the General Partner reviews the progress of the Research Program during the preceding three-month period to determine whether the continuation of all or any part thereof is in the best interests of the Limited Partners. The General Partner is to begin similar reviews of the Marketing Program after the beginning of Phase II/III clinical trials for RMPs. If at any time the Board of Directors of the General Partner determines that the Research Program is infeasible or uneconomic and should be discontinued with respect to one or more products, or if the Board of Directors of the General Partner determines to discontinue the Marketing Program with respect to all Products, or if the Company decides not to contribute the additional funds to the Partnership which are determined by the General Partner to be required when all Partnership funds have been expended and no FDA marketing approval has been received for the sale of any product in the Field of Activity, the Product Development Agreement and the Purchase Option (as defined below under "The Purchase Agreement") will terminate.

         The Partnership granted to the Company a royalty-bearing right and license to make, use, modify and improve the Technology within the Field of Activity (the "Interim License"). The Company has agreed to pay to the Partnership within 60 days after the end of each calendar quarter until the Interim License terminates a payment equal to twelve percent (12%) of revenues on sales of RMPs in the United States and Canada. The Company has also agreed to pay to the Partnership, to the extent necessary to allow the Partnership to pay projected distributions in any calendar year, quarterly payments equal to ten percent (10%) of revenues on sales of RMPs in Europe. The Company will be required, under certain circumstances, to make payments to the Partnership in an amount equal to a percentage of the revenues of the Company from the sale of certain products which are competitive with any of the Partnership's products, which percentage of revenues will be no greater than one-half of the applicable percentage of revenues on sales of products. Any payments based on sales of RMPs in Europe may be reduced if such sales are made through sublicensees or other third parties. All such payments are referred to as "Interim License Payments." In addition, the Company has agreed to pay to the Partnership a milestone payment (the "Milestone Payment") equal to twenty percent (20%) of the aggregate capital contributions of all Partners, payable, at the Company's option, in cash or shares of Common Stock, upon the receipt of the first approval from the FDA to market any product in the Field of Activity. The Partnership Agreement provides for the allocation of such payments among the Partners.

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

         In addition to the advance payment described above, but subject to the limitations stated below, each Class A Limited Partner is to receive quarterly payments equal to such Class A Limited Partner's pro rata portion (based on the ratio that such Class A Limited

Partner's capital contribution to the Partnership bears to the aggregate capital contributions of (i) all Limited Partners or (ii) after the Class B Threshold Date (as defined below), all Class A Limited Partners) of (i) twelve percent (12%) of revenues on sales of RMPs in the United States and Canada and (ii) ten percent (10%) of revenues on sales of RMPs in Europe, and after each such Class A Limited Partner has received payments pursuant to the Purchase Agreement aggregating eight hundred percent (800%) of his capital contribution, such royalties will be reduced to nine percent (9%) in the United States, Canada and Europe and after each such Class A Limited Partner has received payments pursuant to the Purchase Agreement aggregating one thousand percent (1,000%) of his capital contribution, such royalties will be reduced to four percent (4%) in the United States, Canada and Europe, in each case provided that royalties on sales of RMPs in Europe will be payable only to the extent necessary to pay projected distributions in any calendar year; and provided further, that royalties on sales of RMPs in Europe may be reduced if such sales are made through sublicensees or other third parties. Beginning with the first day (the "Class B Threshold Date") of the calendar quarter following the calendar quarter by the end of which each Class A Limited Partner will have received distributions pursuant to the Partnership Agreement and the Purchase Agreement in an aggregate amount equal to or greater than $50,000 for each Unit (or $25,000 for each half Unit owned by such Class A Limited Partner), the Class A Limited Partners will receive only ninety-five percent (95%) of the above royalties. Such royalties will terminate on the last day of the calendar quarter in which the eleventh anniversary of the Purchase Date occurs (the "Cut-Off Date"). Under certain circumstances, Limited Partners will also receive royalties in an amount equal to a percentage of the revenues of the Company from the sale of certain products which are competitive with any Product, which percentage of revenues will be no greater than one half of the applicable percentage of revenues on sales of Products.

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

CEREPORT

         Cereport is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed by Alkermes on behalf of the Partnership pursuant to the Product Development Agreement, to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport increases the uptake of pharmaceuticals in the region of brain tumor and other pathology.

         Cereport exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. In the clinical setting, Cereport is administered in conjunction with the therapeutic or diagnostic agent. Timing of Cereport administration relative to that of the therapeutic or diagnostic agent is determined on a drug-by-drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

         Cereport is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. The General Partner believes Cereport may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood-brain barrier.

         Cereport has the potential to be used in combination with a variety of agents in various disease settings. The goal of the General Partner is to expand the applications of Cereport through its own development activities through the Product Development Agreement and, when appropriate, collaborations with pharmaceutical companies. Alkermes may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, Alkermes and its partner could collaborate in the clinical development of the combination without any exchange of product rights.

BRAIN TUMOR

         Cereport is being tested for the treatment of primary brain tumor, recurrent malignant glioma, metastatic brain tumor and pediatric brain tumor. Brain tumors can be classified into two major groups: primary brain tumors, which originate and recur in the brain, and metastatic brain tumors, which are tumors that have spread to the brain from other parts of the body. Each year in the United States and Europe a total of 40,000 patients are diagnosed with primary brain tumors, of which approximately 60%-70% are malignant glioma, and 150,000 patients are diagnosed with metastatic brain tumors.

         Current treatment for brain tumors is limited and inadequate. Standard treatment typically involves surgery to remove cancerous tissue, followed by radiation therapy. After initial treatment with surgery and/or radiotherapy, brain tumors often recur. Upon recurrence, tumors typically progress rapidly, neurological function and quality of life deteriorate and patients die within months. Chemotherapy has played only a limited role in treatment, in part due to the limited access of many chemotherapeutic agents to the brain because of the normally restrictive blood-brain barrier. Carboplatin is a chemotherapeutic approved for use by the FDA and other regulatory authorities worldwide for use in the treatment of various tumor types outside of the brain, but is limited in its ability to penetrate into the brain. Cereport is designed to enable more effective use of chemotherapeutic agents like carboplatin in the treatment of brain tumors by transiently increasing the permeability of the blood-brain barrier.

         Alkermes is pursuing two alternative treatment strategies for Cereport and carboplatin in patients with malignant brain tumor; intravenous and intra-arterial administration. The Company believes that pursuing both treatment methods strengthens the scientific foundation of the clinical trials program and increases the likelihood of observing a treatment effect in patients.

RECURRENT MALIGNANT GLIOMA CLINICAL TRIALS

     The General Partner's clinical strategy for Cereport has been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering Phase III clinical trials of Cereport administered in combination with carboplatin. To date, over 600 human subjects have received Cereport in a series of clinical trials in all indications studied. Through the Phase I and Phase I/II clinical trials, Cereport was shown to have a good safety profile in volunteers and patients. Transient flushing was the most consistent adverse event noted and nausea and vomiting were determined to be the dose limiting toxicity. There was no evidence of increased toxicity associated with the combination of Cereport and carboplatin, and the drug combination was generally well tolerated by patients.

         Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials both of intravenous and intra-arterial Cereport and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous Cereport and carboplatin and one multi-center Phase II clinical trial of intra-arterial Cereport and carboplatin were completed. The results of the three Phase II intravenous Cereport clinical trials provide the basis for the Company's decision to proceed in the United States and Europe into a Phase III clinical trial of intravenous Cereport and carboplatin in patients with brain tumor.

NEWLY DIAGNOSED BRAIN TUMOR:  PHASE III CLINICAL TRIAL

         Alkermes intends to commence a Phase III clinical trial of intravenous Cereport and carboplatin in newly diagnosed patients with brain tumor. This Phase III study is a randomized controlled Phase III clinical trial of Cereport administered in combination with carboplatin in patients with newly diagnosed glioblastoma multiforme, the highest grade and most rapidly fatal classification of primary brain tumor.

         In the study, patients will be randomized to receive one of three treatments following their initial surgery or biopsy and prior to standard radiotherapy; (i) the combination of Cereport/carboplatin administered once every three weeks for up to three months (four cycles), followed by standard radiotherapy, (ii) the combination of placebo/carboplatin administered once every three weeks for up to three months (four cycles), followed by standard radiotherapy, or (iii) no chemotherapy prior to standard radiotherapy.

         The Phase III trial is being initiated following the completion of a series of Phase I and Phase II studies of Cereport/carboplatin in over 200 patients with recurrent brain tumor. These studies provide extensive evidence of the safety of the combination of Cereport and carboplatin and of preliminary efficacy in recurrent brain tumor patients as measured by MRI response rates, objective functional assessment and survival. Further, these studies showed that patients who had received less previous treatment (radiotherapy and/or chemotherapy) had better outcomes than more heavily pretreated patients. Based on these data, the Phase III study is focused on the treatment of newly diagnosed patients immediately following initial surgery. Treatment at this time, prior to the damaging effects of radiotherapy, is expected to provide the greatest clinical benefit to patients.

RECURRENT MALIGNANT GLIOMA:  INTRA-ARTERIAL PHASE II CLINICAL TRIAL

         Alkermes initiated a multi-center, open label Phase II clinical trial in the United States of intra-arterial Cereport and carboplatin in March 1996. Enrollment of 51 patients with recurrent malignant glioma was completed in September 1996 at nine medical centers. The preliminary results showed that treatment with intra-arterial Cereport and carboplatin was generally well tolerated, and resulted in positive responses in 63% of patients as measured by stabilization or reduction in tumor volume as measured by MRI, and overall median survival of 47 weeks.

METASTATIC BRAIN TUMOR CLINICAL TRIAL

         Alkermes initiated a multi-center Phase I/II non-controlled, open label clinical trial in Europe of intravenous Cereport and carboplatin in patients with metastatic brain tumor in April 1996. The study is currently being conducted at two medical centers and is expected to enroll approximately 80 patients.

         Alkermes also initiated a Phase I/II non-controlled, open label clinical trial in the United States of intra-arterial Cereport and carboplatin in patients with metastatic brain tumor in October 1995. The study is being conducted at one medical center and is expected to enroll approximately 18 patients.

PEDIATRIC BRAIN TUMOR CLINICAL TRIAL

         In August 1996, Alkermes, in collaboration with the Pediatric Branch of the National Cancer Institute ("NCI"), initiated a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who had failed other therapies. The study is being sponsored and conducted by the Pediatric Branch of the NCI and is expected to enroll approximately 24 patients.

COLLABORATION WITH ALZA CORPORATION

         As of September 30, 1997, Alkermes and ALZA entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product.

PATENTS AND PROPRIETARY RIGHTS

         The Partnership's success will be dependent, in part, on Alkermes' ability to obtain patent protection for its and the Partnership's products, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

         Alkermes has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. Alkermes has filed numerous United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to: permeabilizers, certain rights to which have been licensed to the Partnership, of which one United States patent was issued in each of May 1992, December 1993, April 1996, December 1996 and November 1997. In the future, the Company plans to file further United States and foreign patent applications directed to new or improved products and processes. The United States patents issued to the Company will expire between 2010 and 2014. Alkermes intends to file additional patent applications when appropriate and intends to defend its and the Partnership's patent positions aggressively.

         Alkermes has exclusive rights through a licensing agreement to two issued United States patents and corresponding foreign patent applications in many countries relating to RMPs. The United States patents that have been licensed to the Company will expire in the year 2013. Under this licensing agreement, the Company currently pays minimum annual royalties. During the fiscal year ended March 31, 1997, such fees were $50,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         Two applications for patents were filed by a third party in the United States and in Europe that contain claims covering certain analogs and uses thereof of the same naturally occurring molecule on which Cereport is based. One United States patent has issued from these applications. There can be no assurance that the claims of the issued United States patent are not infringed and the claims of future patents issuing from these applications, if any, will not be infringed by the Partnership's or the Company's proposed manufacture, use or sale of Cereport. There can be no assurance that Alkermes or the Partnership would prevail in any legal action seeking damages or injunctive relief for infringement of any patent that might issue under such applications or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any licenses under any patent would be made available on commercially viable terms, if at all. Failure to obtain a required license could result in the inability to proceed with RMP-based products.

         The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including the Partnership and Alkermes, are generally uncertain and involve complex legal and factual questions. In addition, there can be no assurance that the Company's or its licensors' current patent applications will be allowed or that the claims of any patents issued to Alkermes or its licensors (in connection with either the Company's product candidates or the Partnership's product candidate, or both) will be sufficiently broad to protect the Company's or the Partnership's technology or to provide Alkermes or the Partnership with any competitive advantages. Moreover, no assurance can be given that patents issued to Alkermes (in connection with either the Company's product candidates or the Partnership's product candidate, or both), or its respective licensors, if any, will not be contested, narrowed, invalidated or circumvented. In addition, if Alkermes or the Partnership brings a patent infringement action or otherwise brings an action to protect its own proprietary rights against third parties or is required to defend against a charge of patent infringement, substantial costs could be incurred.

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

         The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

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


COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Partnership and Alkermes face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of RMP product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including its collaborators, and drug delivery companies. The General Partner believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumor and central nervous system infections being tested in the United States and Europe. There can be no assurance that developments by others will not render RMP product candidates or technologies obsolete or noncompetitive or that the Company's collaborators will not choose to use competing drug delivery methods. At the present time, Alkermes has no sales force, commercial manufacturing capability or marketing experience. In addition, many of the competitors and potential competitors of the Partnership and Alkermes have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than does Alkermes. Many of these competitors also have significantly greater experience than Alkermes in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. There can be no assurance that the Company will be able to compete successfully with such companies. The existence of products developed by the Company's competitors, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

MANUFACTURING AND MARKETING

         Cereport is a small peptide manufactured using standard synthetic techniques. Alkermes relies on an independent European pharmaceutical company for the manufacture and supply of Cereport. Scale up of Cereport manufacturing process to support international clinical trials and commercial launch has been completed. The Partnership and Alkermes believe that, if necessary, there are other companies which could manufacture and supply the requirements for Cereport. Nevertheless, there can be no assurance that any manufacturer of Cereport will continue to meet demands for quality, quantity, cost and timeliness.

         As of September 30, 1997, Alkermes and ALZA entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product.

         Alkermes currently has no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any product candidate approved by the FDA, Alkermes must either develop a marketing and sales force or enter into arrangements with third parties to market and sell its products. There can be no assurance that Alkermes will successfully develop such experience or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If the Company develops its own marketing and sales capability, it will compete with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that the Company enters into co-promotion or other sales and marketing arrangements with other companies, any revenues received by Alkermes (and consequent payments to the Partnership or the Limited Partners, as applicable) will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

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

         As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

         Prior to marketing, any product developed by Alkermes for the Partnership must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

         The Partnership and the General Partner do not have any full-time employees. As of December 31, 1997, Alkermes had 186 full-time employees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.


ITEM 2.  PROPERTIES

         The Registrant and the General Partner do not own or lease any property. Alkermes leases and occupies approximately 97,000 square feet of laboratory and office space in Cambridge, Massachusetts, a portion of which is used by Alkermes in the performance of its obligations to the Partnership, under five leases expiring in the years 2001 to 2008. The leases contain provisions permitting Alkermes to extend the term of such leases for up to ten years. Alkermes believes that its Massachusetts facility is adequate for its preclinical and clinical operations. Alkermes does not manufacture and does not expect to manufacture Cereport for clinical trials. Alkermes has engaged a third party to manufacture preclinical, clinical and commercial supplies of Cereport.


ITEM 3.  LEGAL PROCEEDINGS

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

         As of March 19, 1998, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,102 holders of Class A Partnership Interests.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                  Year Ended December 31,

                                1993               1994              1995             1996            1997
                                ----               ----              ----             ----            ----

Statements of
Operations Data (1):

Total Revenues              $    90,677        $   239,709        $   270,050       $   11,481       $  232
Total Expenses                9,344,980          8,707,686         11,298,870        4,920,997        4,764
Net Loss                     (9,254,303)        (8,467,977)       (11,028,820)      (4,909,516)      (4,532)


Net Loss Per Class A
and B Unit                  $    (9,948)       $    (9,102)       $   (11,855)      $   (5,238)      $ (--)
                            ===========        ===========        ===========       ==========       ======



Average Units
Outstanding                         921                921                921              921          921
                            ===========        ===========        ===========       ==========       ======


                                1993               1994              1995             1996            1997
                                ----               ----              ----             ----            ----
Balance Sheets Data:

Total Assets                $ 4,444,882        $ 8,136,618        $ 2,882,239       $   32,804       $  --
Long-term Obligations         4,735,000               --                 --               --            --

(1) The Partnership did not make any cash distributions to its partners during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes. The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as RMPs, for human pharmaceutical use in the United States and Canada.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partners with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Partnership's or the Company's business is subject to significant risks and there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Accordingly, the Partnership hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Partnership or the General Partner in any such forward-looking statements: (i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport or clinical trials could be delayed or regulatory authorities could require additional clinical trials; (ii) Cereport could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and (v) technological change in the biotechnology or pharmaceutical industries could render Cereport obsolete or noncompetitive.

RESULTS OF OPERATIONS

         Years ended December 31, 1997 and 1996

                  Revenues

         The Partnership's sole source of revenue for the years ended December 31, 1997 and 1996 was the interest earned on the investments made with the capital contributions made by the General

Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the year ended December 31, 1997 was $232 compared to $11,481 for the corresponding period of the prior year. Interest income for the year ended December 31, 1997 as compared to 1996 decreased as a result of the decrease in cash. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

                  Expenses

         There were no research and development expenses for the year ended December 31, 1997 as compared to $4,850,000 for the year ended December 31, 1996. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (see "The Product Development Agreement").

         General and administrative expenses for the year ended December 31, 1997 were $4,764 as compared to $70,997 for the year ended December 31, 1996. The decrease was mainly a result of the depletion of the Partnership's assets during the quarter ended September 30, 1997. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see "Liquidity and Capital Resources").


         Years ended December 31, 1996 and 1995

                  Revenues

         The Partnership's sole source of revenue for the years ended December 31, 1996 and 1995 was the interest earned on the investments made with the capital contributions made by the General Partner and the Limited Partners of the Partnership prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the year ended December 31, 1996 was $11,481 compared to $270,050 for the corresponding period of the prior year. Interest income for the year ended December 31, 1996 as compared to 1995 decreased as a result of the decrease in cash and cash equivalents and short-term investments. The decrease in the cash and cash equivalents and short-term investments of the Partnership are a result of the substantial completion of the annual capital contributions by the Limited Partners and the General Partner in 1995 and the payment of the development funding to Alkermes which was completed during the quarter ended June 30, 1996.

                  Expenses

         Research and development expenses for the year ended December 31, 1996 were $4,850,000 as compared to $11,059,000 for the year ended December 31, 1995. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the Product Development Agreement between Alkermes and the Partnership.

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


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Partnership had no remaining current assets or current liabilities.

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

         The Partnership was funding research and development expenses for Cereport from capital contributions received from Partners. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Effective September 30, 1997, Alkermes entered into an agreement with ALZA related to the development and commercialization of Cereport. Under this agreement, Alkermes has received clinical development funding. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

         The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted to maintain its Purchase Option with the Limited Partners, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

         The Partnership does not own or use any software systems or any other automated equipment. Alkermes and the companies with which it does business, however, use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates. If Alkermes does not identify and correct such shorthand prior to January 1, 2000, its operations could be disrupted. Alkermes' operations could also be disrupted if the companies with which it does business similarly do not identify and correct such shorthand, and such failure adversely affects their ability to do business with Alkermes.

         To address these issues, Alkermes has undertaken a three-step comprehensive project. The first step is to identify all of its software and embedded technology as well as the software and embedded technology of all companies with which it does business that would affect Alkermes. The second step is to determine whether any of Alkermes' software and technology, and any of the software and technology of the companies with which it does business, use the two-digit shorthand. The third step is to correct or replace all such software and technology, and then to test the corrected or replacement software and technology. Alkermes has completed the first step of the project, expects to complete the second step by the end of calendar year 1998, and will commence the third step promptly upon completion of the second step. This project is being conducted by Alkermes using internal resources. Alkermes cannot estimate the cost of completion of the project until it completes the second step, and there can be no assurance that the cost of completion will not be material or that the use of its internal resources to complete the project will not adversely affect other aspects of its business.

         After December 31, 1997, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)



          Financial Statements as of December 31, 1997 and 1996 and for
                      Each of the Three Years in the Period
            Ended December 31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Partners of
  Alkermes Clinical Partners, L.P.
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Partnership completed its development funding to Alkermes, Inc. (an affiliate) and none of the partners are obligated to make any further capital contributions to the Partnership. Alkermes, Inc., through the General Partner, is obligated to continue to provide administrative services at its expense after the Partnership's assets are depleted to maintain its purchase option with the limited partners and has indicated that it intends to cause the General Partner to perform such administrative services at its expense, unless it exercises its purchase option and acquires all the interests.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 26, 1998

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                              1997          1996
                                              ----          ----
ASSETS

CURRENT ASSETS:
      Cash                                   $ --       $32,804
                                              ----       -------
           Total current assets                --        32,804
                                              ----       -------


TOTAL ASSETS                                 $ --       $32,804
                                              ====       =======


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
      Accrued expenses                       $ --       $28,272
                                              ----       -------
           Total current liabilities           --        28,272
                                              ----       -------

PARTNERS' CAPITAL                              --         4,532
                                              ----       -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ --       $32,804
                                              ====       =======


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                 1997              1996               1995

REVENUE - Interest income                            $232            $11,481           $270,050
                                              ------------    ---------------    ---------------

EXPENSES:
     Research and development                          --          4,850,000         11,059,000
     General and administrative                     4,764             70,997            141,204
     Interest expense                                  --                 --             98,666
                                              ------------    ---------------    ---------------
                                                    4,764          4,920,997         11,298,870
                                              ------------    ---------------    ---------------

NET LOSS                                          ($4,532)       ($4,909,516)      ($11,028,820)
                                              ============    ===============    ===============

NET LOSS PER CLASS A AND B UNIT                        $--           ($5,238)          ($11,855)
                                              ============    ===============    ===============

AVERAGE UNITS OUTSTANDING                             921                921                921
                                              ============    ===============    ===============


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES  IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                                  NOTES RECEIVABLE
                                                                LIMITED            GENERAL             FROM
                                                                PARTNERS           PARTNER        LIMITED PARTNERS        TOTAL
                                                              ------------        ---------        ------------        ------------
BALANCE, JANUARY 1, 1995                                      $ 13,851,972        $  86,361        ($10,817,800)       $  3,120,533

    Partner contributions                                           67,275          113,463          10,583,324          10,764,062

    Net loss for year                                          (10,918,532)        (110,288)               --           (11,028,820)

    Write-off of notes receivable from limited partners           (231,104)            --               231,104                --
                                                              ------------        ---------        ------------        ------------

BALANCE, DECEMBER 31, 1995                                       2,769,611           89,536              (3,372)          2,855,775

    Partner contributions                                        2,054,901             --                 3,372           2,058,273

    Net loss for year                                           (4,824,512)         (85,004)               --            (4,909,516)
                                                              ------------        ---------        ------------        ------------

BALANCE, DECEMBER 31, 1996                                            --              4,532                --                 4,532

    Net loss for year                                                 --             (4,532)               --                (4,532)
                                                              ------------        ---------        ------------        ------------

BALANCE, DECEMBER 31, 1997                                    $       --          $    --          $       --          $       --
                                                              ============        =========        ============        ============

See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                   1997              1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       ($4,532)      ($4,909,516)       ($11,028,820)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Amortization                                                 --              15,386              55,278
        Changes in assets and liabilities:
             Prepaid expenses to Alkermes, Inc.                      --             500,000           1,759,000
             Interest receivable                                     --               1,375              52,629
             Accrued expenses                                     (28,272)            1,808               1,838
             Accrued interest payable                                --                --              (256,459)
                                                                  -------       -----------        ------------

                  Net cash used by operating activities           (32,804)       (4,390,947)         (9,416,534)
                                                                  -------       -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of short-term investments                                   --                --             2,444,150
                                                                  -------       -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partners' cash capital contributions                              --           2,058,273          10,764,062
   Payment of note payable to Alkermes, Inc.                         --                --            (4,735,000)
                                                                  -------       -----------        ------------

                  Net cash provided by financing activities          --           2,058,273           6,029,062
                                                                  -------       -----------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (32,804)       (2,332,674)           (943,322)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       32,804         2,365,478           3,308,800
                                                                  -------       -----------        ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $--       $    32,804        $  2,365,478
                                                                  =======       ===========        ============

SUPPLEMENTAL CASH FLOW DISCLOSURE -
   Interest paid                                                      $--               $--        $     98,666
                                                                  =======       ===========        ============

NONCASH SUPPLEMENTAL DISCLOSURE -
   Write-off of notes receivable from limited partners                $--               $--        $    231,104
                                                                  =======       ===========        ============

See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
____________________________________________


1.  ORGANIZATION AND BUSINESS OPERATIONS

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

ACCRUED EXPENSES - Included in accrued expenses at December 31, 1996 were amounts totaling approximately $2,771 which were due to Alkermes.

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the year ended December 31, 1997. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership adopted in the fourth quarter of 1997. The adoption of SFAS No. 128 did not have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

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

Alkermes, Inc. has been issued five patents, U.S. Patent No. 5,112,596 in May 1992, U.S. Patent No. 5,268,164 in December 1993, U.S. Patent No. 5,506,206 in
April 1996, U.S. Patent No. 5,585,355 in December 1996 and U.S. Patent No. 5,686,416 in November 1997, the rights to which have been licensed to the Partnership pursuant to the Product Development Agreement.

4.  PARTNERSHIP PURCHASE OPTION

In consideration for the Class A 1992 Warrants, the Class A 1995 Warrants, the Class B 1992 Warrant and the Class B 1995 Warrant, each Limited Partner has granted to Alkermes an option to purchase (the "Purchase Option"), under certain circumstances, the limited partnership interest in the Partnership held by such Limited Partner. Upon the exercise of the Purchase Option, each owner of a Class A limited partnership interest (a "Class A Limited Partner") will be entitled to receive an initial payment of, at the option of Alkermes, $40,000 in cash or approximately $42,100 in Alkermes' common stock, as well as certain additional payments (which are subject to certain limitations) based on Alkermes' net revenues from sales of RMPs in the United States, Canada and Europe (the "royalty stream") as follows:

o 12% of net revenues to Alkermes on sales of RMPs in the United States and Canada and 10% of net revenues to Alkermes on sales of RMPs in Europe, until each Class A Limited Partner has received an aggregate of $400,000 per interest from the initial payment and the royalty stream; and thereafter,

o 9% of net revenues to Alkermes on sales of RMPs in the United States, Canada and Europe, until each Class A Limited Partner has received an aggregate of $500,000 per interest from the initial payment and the royalty stream; and thereafter,

o 4% of net revenues to Alkermes on sales of RMPs in the United States, Canada and Europe.


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

5.  PARTNERS' CAPITAL

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

6.  WARRANT EXCHANGE

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

Each 1994 Class A Warrant and the 1994 Class B Warrant may be exercised during the period beginning on April 1, 1995 and ending on March 31, 2000.

7.  COMPLETION OF SCHEDULED FUNDING

For the year ended December 31, 1997, the Partnership incurred no research and development expenses related to the RMP program, notwithstanding the continuing development of such program. The Partnership was providing funding to Alkermes for research and development expenses for Cereport, formerly known as RMP-7, from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During 1996 and 1997, Alkermes provided such services to the Partnership and has confirmed its intention to provide such services through at least March 31, 1999. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After December 31, 1997, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

8.  RELATED PARTY TRANSACTIONS

In February and April 1996, Alkermes purchased from the Partnership an aggregate of 74 Class A Units that were owned by Limited Partners who defaulted on their payment obligations. The total purchase price for such Units was the aggregate of unpaid installments, approximately $2,052,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         (a)      Directors of the General Partner.

         Richard F. Pops, age 36, has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes.

         Michael J. Landine, age 44, has been a director of the General Partner since its inception in 1992. Mr. Landine has also been the Chief Financial Officer of Alkermes since March 1988. From March 1988 to December 1994, he also served as Vice President, and since December 1994 as a Senior Vice President of Alkermes. He has also been Treasurer of Alkermes since April 1991. He is currently an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment. Mr. Landine is a certified public accountant.

         Peter Reikes, age 37, has been a director of the General Partner since 1994. Mr. Reikes has also been with PaineWebber, Inc. since 1985, presently serving as Managing Director, Investment Banking Division. Mr. Reikes also serves as a director of Gensia Development Corporation, Repligen Development Corporation, Genzyme Development Corporation and Cephalon Development Corporation.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 19, 1998 is as follows:


                              Name and Address of                                                         Percent of
Title of Class                Beneficial Owner                        Beneficial Ownership                Class
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

         Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 19, 1998, none of the directors or officers of the General Partner have any security ownership in the Partnership.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Mr. Pops and Mr. Landine are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In its fiscal year ended March 31, 1997, Alkermes recorded net revenues of $1,415,313 from the Partnership pursuant to the Product Development Agreement.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)      Documents filed as part of the Report:

                  (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

                              Independent Auditors' Report.

                              Balance Sheets, December 31, 1997 and 1996.

                              Statements of Operations for the Years Ended
                              December 31, 1997, 1996 and 1995.

                              Statements of Changes in Partners' Capital for the Years Ended December 31, 1997, 1996 and 1995.

                              Statements of Cash Flows for the Years Ended
                              December 31, 1997, 1996 and 1995.

                              Notes to Financial Statements.


                  (2)         Financial Statement Schedules:

                              Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                  (3)         Exhibits

Exhibit
Number

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


                             ALKERMES CLINICAL PARTNERS, L.P.
                             (Registrant)

                             By its General Partner

                             ALKERMES DEVELOPMENT CORPORATION II



Date:  March 30, 1998         By:      /s/ Richard F. Pops
                                       --------------------
                                       Richard F. Pops
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Registrant on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                            Title                  Date


/s/ Richard F. Pops                Director, President and Chief      March 30, 1998
------------------------------     Executive Officer (Principal
Richard F. Pops                    Executive Officer)


/s/ Michael J. Landine             Director, Vice President,          March 30, 1998
-----------------------------      Chief Financial Officer,
Michael J. Landine                 Treasurer and Assistant
                                   Secretary (Principal Financial
                                   and Accounting Officer)



/s/ Peter Reikes                   Director                           March 30, 1998
-----------------------------
Peter Reikes

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