Form 10-Q
period 1998-03-31
ALKERMES CLINICAL PARTNERS LP
filed 1998-05-12
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

  [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 043-145043
----------------------------------------------     -----------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

       64 Sidney Street, Cambridge, MA                      02139-4136
----------------------------------------------     -----------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code: (617) 494-0171
                                                   -----------------------------

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

                        ALKERMES CLINICAL PARTNERS, L.P.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets                                           3
                  -March 31, 1998 and December 31, 1997

                  Statements of Operations                                 4
                  -Three months ended March 31, 1998 and 1997

                  Statements of Cash Flows                                 5
                  -Three months ended March 31, 1998 and 1997

                  Notes to Financial Statements                            6

          Item 2. Management's Discussion and Analysis of                  7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6. Exhibits, Financial Statement Schedules and Reports     10
                  on Form 8-K

SIGNATURES                                                                11

EXHIBIT INDEX                                                             12



                                      (2)

ITEM 1.  FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)



                                                      March 31,   December 31,
                                                        1998          1997
                                                      ---------   ------------

                                     ASSETS

Total Assets                                            $ --          $ --
                                                        ====          ====

                        LIABILITIES AND PARTNERS' CAPITAL

                                                        ----          ----
Total Liabilities and Partners' Capital                 $ --          $ --
                                                        ====          ====






See notes to financial statements.

                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months     Three Months
                                                     Ended             Ended
                                                    March 31,        March 31,
                                                      1998              1997
                                                  ------------     ------------


Revenue:
    Interest income                                   $ --           $   155
                                                      ----           -------

Expenses:
    General and administrative                          --             2,056
                                                      ----           -------
                                                        --             2,056
                                                      ----           -------

Net loss                                              $ --           $(1,901)
                                                      ====           =======

Net Loss Per Class A and B Unit                       $ --           $    --
                                                      ====           =======

Average Units Outstanding                              921               921
                                                      ====           =======






See notes to financial statements.



                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months         Three Months
                                                                 Ended                 Ended
                                                                March 31,            March 31,
                                                                  1998                  1997
                                                              ------------         ------------

Cash flows from operating activities:
   Net loss                                                       $ --               $ (1,901)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Changes in assets and liabilities:
             Accrued expenses                                       --                (11,278)
                                                                  ----               --------

                  Net cash used for operating activities            --                (13,179)
                                                                  ----               --------

Net decrease in cash and cash equivalents                           --                (13,179)

Cash and cash equivalents, beginning of period                      --                 32,804

                                                                  ====               ========
Cash and cash equivalents, end of period                          $ --               $ 19,625
                                                                  ====               ========












See notes to financial statements.



                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three month period ended March 31, 1998 and 1997, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, which includes financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three months ended March 31, 1998. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership adopted in the fourth quarter of 1997. The adoption of SFAS No. 128 did not have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the three months ended March 31, 1998, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(TM), formerly known as RMP-7, from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

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

After March 31, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.




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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Partnership's or the Company's business is subject to significant risks and there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Accordingly, the Partnership hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Partnership or the General Partner in any such forward-looking statements: (i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport or clinical trials could be delayed or regulatory authorities could require additional clinical trials; (ii) Cereport could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if Cereport appears promising at its current stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and (v) technological change in the biotechnology or pharmaceutical industries could render Cereport obsolete or noncompetitive.

RESULTS OF OPERATIONS

            Revenues

The Partnership's sole source of revenue for the three months ended March 31, 1997 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. There was no interest income for the three months ended March 31, 1998, as compared to $155 for the corresponding period of the prior year. Interest income for the three months ended March 31, 1998 as compared to the same period in 1997 decreased as a result of the decrease in cash. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996. The development funding to Alkermes was made pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").



                                      (7)

            Expenses

There were no research and development expenses for the three months ended March 31, 1998 and 1997 as a result of the completion of the development funding to Alkermes pursuant to the Product Development Agreement.

There were no general and administrative expenses for the three months ended March 31, 1998, as compared to $2,056 for the three months ended March 31, 1997. The decrease was mainly a result of the depletion of the Partnership's assets during the quarter ended September 30, 1997. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had no remaining current assets or current liabilities.

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

The Partnership was funding research and development expenses for Cereport(TM) from capital contributions received from Partners. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Effective September 30, 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

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

The Partnership does not own or use any software systems or any other automated equipment. Alkermes and the companies with which it does business, however, use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates. If Alkermes does not identify and correct such shorthand prior to January 1, 2000, its operations could be disrupted. Alkermes' operations could also be



                                      (8)
disrupted if the companies with which its does business similarly do not identify and correct such shorthand, and such failure adversely affects their ability to do business with Alkermes.

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

After March 31, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.







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

               4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

               11         Statement Regarding Computation of Per Share Loss.

               27         Financial Data Schedule.

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

         (b) The Registrant has not filed any reports on Form 8-K during the quarter ended March 31, 1998.





                                      (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALKERMES CLINICAL PARTNERS, L.P.
                                 (Registrant)

                                 By its General Partner

                                 ALKERMES DEVELOPMENT CORPORATION II



Date: May 12, 1998                  By: /s/ Richard F. Pops
                                        ---------------------------------------
                                        Richard F. Pops
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)



Date: May 12, 1998                  By: /s/ Patricia L. Allen
                                        ---------------------------------------
                                        Patricia L. Allen
                                        Principal Accounting Officer







                                      (11)

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





                                      (12)