Form 10-Q
period 1998-06-30
ALKERMES CLINICAL PARTNERS LP
filed 1998-08-12
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      043-145043
     -------------------------------                     --------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

  64 Sidney Street, Cambridge, MA                              02139-4136
----------------------------------------                       ----------
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

                        ALKERMES CLINICAL PARTNERS, L.P.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets                                            3
                  -June 30, 1998 and December 31, 1997

                  Statements of Operations                                  4
                  -Three months ended June 30, 1998 and 1997
                  -Six months ended June 30, 1998 and 1997

                  Statements of Cash Flows                                  5
                  -Six months ended June 30, 1998 and 1997

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of                   7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits, Financial Statement Schedules and Reports       10
                  on Form 8-K

SIGNATURES                                                                  11

EXHIBIT INDEX                                                               12







                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)


                                 BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,    December 31,
                                                     1998          1997
                                                   --------    ------------
                                  ASSETS

Total Assets                                        $   --        $   --
                                                    ======        ======

                     LIABILITIES AND PARTNERS' CAPITAL
                                                    ------        ------
Total Liabilities and Partners' Capital             $   --        $   --
                                                    ======        ======


See notes to financial statements.






                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)



                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months  Three Months  Six Months  Six Months
                                    Ended         Ended        Ended       Ended
                                  June 30,      June 30,     June 30,    June 30,
                                    1998          1997         1998        1997
                                ------------  ------------  ----------  ----------

Revenue:
  Interest income                   $ --         $  62         $ --      $   217
                                    ----         -----         ----      -------
Expenses:
  General and administrative          --           283           --        2,339
                                    ----         -----         ----      -------
                                      --           283           --        2,339
                                    ----         -----         ----      -------

Net loss                            $ --         $(221)        $ --      $(2,122)
                                    ====         =====         ====      =======

Net Loss Per Class A and B Unit     $ --         $  --         $ --      $    --
                                    ====         =====         ====      =======

Average Units Outstanding            921           921          921      $   921
                                    ====         =====         ====      =======





See notes to financial statements.





                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)



                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months  Six Months
                                                             Ended       Ended
                                                           June 30,    June 30,
                                                             1998        1997
                                                          ----------  ----------

Cash flows from operating activities:
  Net loss                                                   $ --      $(2,122)
  Adjustment to reconcile net loss to net cash used
    for operating activities:
    Changes in assets and liabilities:
      Accrued expenses                                         --      (25,169)
                                                             ----      -------

        Net cash used for operating activities                 --      (27,291)
                                                             ----      -------

  Net decrease in cash and cash equivalents                    --      (27,291)

  Cash and cash equivalents, beginning of period               --       32,804
                                                             ----      -------
  Cash and cash equivalents, end of period                   $ --      $ 5,513
                                                             ====      =======







See notes to financial statements.




                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 1998 and 1997, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, which includes financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the losses attributable to the General Partner. There were no losses attributable to the General Partner or the Limited Partners for the three and six months ended June 30, 1998. The entire net loss for the three and six months ended June 30, 1997, was attributable to the General Partner, and consequently, there were no losses attributable to the Limited Partners for such periods. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership adopted in the fourth quarter of 1997. The adoption of SFAS No. 128 did not have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the three and six months ended June 30, 1998, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(TM), formerly known as RMP-7, from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

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

After June 30, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.




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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Partnership's and the Company's businesses are subject to significant risks and there can be no assurance that actual results of the Partnership's or the Company's development activities and their respective results of operations will not differ materially from expectations. Accordingly, the Partnership hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Partnership or the General Partner in any such forward-looking statements: (i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport(TM) (formerly known as RMP-7(TM)) or clinical trials could be delayed or regulatory authorities could require additional clinical trials; (ii) Cereport could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if Cereport appears promising at its current stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and (v) technological change in the biotechnology or pharmaceutical industries could render Cereport obsolete or noncompetitive.

RESULTS OF OPERATIONS

Revenues

The Partnership's sole source of revenue for the three and six months ended June 30, 1997 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. There was no interest income for the three and six months ended June 30, 1998, as compared to $62 and $217 for the corresponding periods of the prior year. Interest income for the three and six months ended June 30, 1998 as compared to the same period in 1997 decreased as a result of the depletion of the Partnership's cash. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996. The development funding to Alkermes was made pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").




                                      (7)

Expenses

There were no research and development expenses for the three and six months ended June 30, 1998 and 1997 as a result of the completion of the development funding to Alkermes pursuant to the Product Development Agreement.

There were no general and administrative expenses for the three and six months ended June 30, 1998, as compared to $283 and $2,339 for the three and six months ended June 30, 1997. The decrease was mainly a result of the depletion of the Partnership's assets during the quarter ended September 30, 1997. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had no remaining current assets or current liabilities.

The Partnership's primary source of funding and capital resources had been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners' capital contributions were remitted to the Partnership in four annual installment payments, the fourth and final payment of which was due on April 15, 1995. There have been and will be no additional capital contributions received by the Partnership from the Limited Partners after the quarter ended June 30, 1996.

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

The Partnership does not own or use any software systems or any other automated equipment. Alkermes and the companies with which it does business, however, use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates. If Alkermes does not identify and correct any such shorthand prior to January 1, 2000, its operations could be disrupted. Alkermes' operations could also be disrupted if the companies with which Alkermes does significant business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with Alkermes.



                                      (8)

To address these issues, Alkermes has undertaken a three-step comprehensive project. The first step is to identify all of its software and embedded technology. The second step is to determine whether any of Alkermes' software and technology use the two-digit shorthand and to determine whether the companies with which Alkermes does significant business will be year 2000 compliant. The third step is to correct or replace all such software and technology and then to test the corrected or replacement software and technology. Alkermes has completed the first step of the project, expects to complete the second step by the end of calendar year 1998 and will commence the third step promptly upon completion of the second step. This project is being conducted by Alkermes using internal resources. Alkermes cannot estimate the cost of completion of the project until it completes the second step, and there can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis or that the use of its internal resources to complete the project will not adversely affect other aspects of its business. In the event that any of the companies with which Alkermes does significant business do not successfully achieve year 2000 compliance on a timely basis, Alkermes' business could be adversely affected.

After June 30, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.



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

                4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

                11         Statement Regarding Computation of Per Share Loss.

                27         Financial Data Schedule.

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

        (b) The Registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1998.




                                      (10)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALKERMES CLINICAL PARTNERS, L.P.
                                   (Registrant)


                                   By its General Partner

                                   ALKERMES DEVELOPMENT CORPORATION II

Date: August 12, 1998                By: /s/ Richard F. Pops
                                         ---------------------------------------
                                         Richard F. Pops
                                         Director, President and Chief Executive
                                         Officer (Principal Executive Officer)

Date: August 12, 1998                By: /s/ James M. Frates
                                         ---------------------------------------
                                         James M. Frates
                                         Director, Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary (Principal
                                         Financial and Accounting Officer)





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