Form 10-Q
period 1998-09-30
ALKERMES CLINICAL PARTNERS LP
filed 1998-11-13
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             043-145043
          State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

          64 Sidney Street, Cambridge, MA              02139-4136
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


                                      (1)

                        ALKERMES CLINICAL PARTNERS, L.P.


                                 INDEX



                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets                                          3
                    -September 30, 1998 and December 31, 1997

                    Statements of Operations                                4
                    -Three months ended September 30, 1998 and 1997
                    -Nine months ended September 30, 1998 and 1997

                    Statements of Cash Flows                                5
                    -Nine months ended September 30, 1998 and 1997

                    Notes to Financial Statements                           6

           Item 2.  Management's Discussion and Analysis of                 7
                    Financial Condition and Results of Operations

PART II - OTHER INFORMATION

           Item 6.  Exhibits, Financial Statement Schedules and Reports    10
                    on Form 8-K

SIGNATURES                                                                 11

EXHIBIT INDEX                                                              12



                                      (2)

ITEM 1.  FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   September 30,       December 31,
                                                       1998                1997
                                                   ------------        ------------
                                   ASSETS

Total Assets                                               $--                  $--
                                                      ========             ========


           LIABILITIES AND PARTNERS' CAPITAL

                                                      --------             --------
Total Liabilities and Partners' Capital                    $--                  $--
                                                      ========             ========


See notes to financial statements.


                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months    Three Months    Nine Months     Nine Months
                                               Ended           Ended           Ended          Ended
                                            September 30,   September 30,   September 30,  September 30,
                                                1998            1997            1998           1997
                                            -------------   -------------   -------------  -------------
Revenue:
    Interest income                            $ --           $    15           $--          $   232
                                               ----           -------           ---          -------

Expenses:
    General and administrative                   --             2,425            --            4,764
                                               ----           -------           ---          -------
                                                 --             2,425            --            4,764
                                               ----           -------           ---          -------

Net loss                                       $ --           $(2,410)          $--          $(4,532)
                                               ====           =======           ===          =======

Net Loss Per Class A and B Unit                $ --           $    --           $--          $    --
                                               ====           =======           ===          =======

Average Units Outstanding                       921               921           921              921
                                               ====           =======           ===          =======


                                      (4)

                          ALKERMES CLINICAL PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                Nine Months     Nine Months
                                                                   Ended           Ended
                                                                September 30,   September 30,
                                                                   1998             1997
                                                                -------------   -------------
Cash flows from operating activities:
   Net loss                                                         $--        $ (4,532)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Changes in assets and liabilities:
             Accrued expenses                                        --         (28,272)
                                                                    ---        --------

                  Net cash used for operating activities             --         (32,804)
                                                                    ---        --------

Net decrease in cash and cash equivalents                            --         (32,804)

Cash and cash equivalents, beginning of period                       --          32,804

                                                                    ===        ========
Cash and cash equivalents, end of period                            $--        $     --
                                                                    ===        ========


See notes to financial statements.



                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and nine month periods ended September 30, 1998 and 1997, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, which includes financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the General Partner or the Limited Partners for the three and nine months ended September 30, 1998. The entire net loss for the three and nine months ended September 30, 1997, was attributable to the General Partner, and consequently, there were no losses attributable to the Limited Partners for such periods. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership adopted in the fourth quarter of 1997. The adoption of SFAS No. 128 did not have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the three and nine months ended September 30, 1998, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(TM), formerly known as RMP-7(TM), from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

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

After September 30, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.


                                      (6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc. ("Alkermes"or the "Company"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), for human pharmaceutical use in the United States and Canada.

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

RESULTS OF OPERATIONS

Revenues

The Partnership's sole source of revenue for the three and nine months ended September 30, 1997 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. There was no interest income for the three and nine months ended September 30, 1998, as compared to $15 and $232 for the corresponding periods of the prior year. Interest income for the three and nine months ended September 30, 1998 as compared to the same period in 1997 decreased as a result of the depletion of the Partnership's cash. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996. The development funding to Alkermes was made pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").




                                      (7)

Expenses

There were no research and development expenses for the three and nine months ended September 30, 1998 and 1997 as a result of the completion of the development funding to Alkermes pursuant to the Product Development Agreement.

There were no general and administrative expenses for the three and nine months ended September 30, 1998, as compared to $2,425 and $4,764 for the three and nine months ended September 30, 1997. The decrease was the result of the depletion of the Partnership's assets during the quarter ended September 30, 1997. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had no remaining current assets or current liabilities.

The Partnership's primary source of funding and capital resources had been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners' capital contributions were remitted to the Partnership in four annual installments, the fourth and final payment of which was due on April 15, 1995. There have been and will be no additional capital contributions received by the Partnership from the Limited Partners after the quarter ended June 30, 1996.

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

The Partnership does not own or use any software systems or any other automated equipment. Alkermes and the companies with which it does business, however, use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates. If Alkermes does not identify and correct any such shorthand prior to January 1, 2000, its operations could be disrupted. Alkermes' operations could

                                      (8)
also be disrupted if the companies with which Alkermes does significant business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with Alkermes.

To address these issues, Alkermes has undertaken a three-step comprehensive project. The first step is to identify all of its software and embedded technology. The second step is to determine whether any of Alkermes' software and technology use the two-digit shorthand and to determine whether the companies with which Alkermes does significant business will be year 2000 compliant. The third step is to correct or replace all such software and technology and then to test the corrected or replacement software and technology. Alkermes has completed the first step of the project, expects to complete the second step by the end of calendar year 1998 and will commence the third step promptly upon completion of the second step. Upon the completion of the second step, the Company will assess the need for a contingency plan. This project is being conducted by Alkermes primarily using internal resources. Alkermes cannot estimate the cost of completion of the project or establish any contingency plan until it completes the second step, and there can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis, that any contingency plans could be promptly developed and implemented or that the use of its internal resources to complete the project will not adversely affect other aspects of its business. In the event that any of the companies with which Alkermes does significant business do not successfully achieve year 2000 compliance on a timely basis, Alkermes' business could be adversely affected.

After September 30, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.


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

                     4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

                     11          Statement Regarding Computation of Per
                                 Share Loss.

                     27          Financial Data Schedule.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

         (b) The Registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1998.


                                      (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALKERMES CLINICAL PARTNERS, L.P.
                                    (Registrant)

                                    By its General Partner

                                    ALKERMES DEVELOPMENT CORPORATION II



Date:  November 13, 1998            By:   /s/ Richard F. Pops
                                        ----------------------------------
                                        Richard F. Pops
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)

Date:  November 13, 1998            By:   /s/ James M. Frates
                                        ----------------------------------------
                                        James M. Frates
                                        Director, Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Secretary (Principal
                                        Financial and Accounting Officer)




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