Form 10-K405
period 1998-12-31
ALKERMES CLINICAL PARTNERS LP
filed 1999-03-30
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K




[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              --------  --------

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                          043-145043
--------------------------------------------           ------------------------------------
(State or other jurisdiction of organization)          (I.R.S. Employer Identification No.)

       64 Sidney Street, Cambridge, MA                              02139-4136
--------------------------------------------           ------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:        (617) 494-0171
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act: Class A Limited Partnership Interest
                                                            ------------------------------------
                                                                      Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock held by non-affiliates of the Registrant: There is no voting equity security of the Registrant and there is no market, public or private, for the equity securities of the Registrant.

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

     Cereport, a member of the family of RMPs, is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport can be administered at doses that selectively increase permeability in the region of brain tumors and other pathology while not significantly affecting permeability in healthy brain tissue.

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

CEREPORT

     Cereport is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed by Alkermes on behalf of the Partnership pursuant to the Product Development Agreement, to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport increases the uptake of pharmaceuticals in the region of brain tumors and other pathology.

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

     Cereport has the potential to be used in combination with a variety of agents in various disease settings. The goal of the General Partner is to develop Cereport through its own development activities, the Product Development Agreement and, when appropriate, collaborations with pharmaceutical companies. Alkermes may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, Alkermes and its partner could collaborate in the clinical development of the combination without any exchange of product rights.

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

     Alkermes, on behalf of the Partnership, has been pursuing two alternative treatment strategies for Cereport and carboplatin in patients with malignant brain tumor; intravenous and intra-arterial administration. The Company believes that pursuing both treatment methods strengthens the scientific foundation of the clinical trials program and increases the likelihood of observing a treatment effect in patients.

RECURRENT MALIGNANT GLIOMA CLINICAL TRIALS

     The General Partner's clinical strategy for Cereport has been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering

Phase III clinical trials of Cereport administered in combination with carboplatin. To date, over 700 human subjects have received Cereport in a series of clinical trials in all indications studied. Through the Phase I, Phase I/II and Phase III clinical trials, Cereport was shown to have a good safety profile in volunteers and patients. Transient flushing was the most consistent adverse event noted and nausea and vomiting were determined to be the dose limiting toxicity. There was no evidence of increased toxicity associated with the combination of Cereport and carboplatin, and the drug combination was generally well tolerated by patients.

     Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials both of intravenous and intra-arterial Cereport and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous Cereport and carboplatin and one multi-center Phase II clinical trial of intra- arterial Cereport and carboplatin were completed. The results of the three Phase II intravenous Cereport clinical trials provided the basis for the Company's decision to proceed in the United States and Europe into a Phase III clinical trial of intravenous Cereport and carboplatin in patients with newly diagnosed brain tumors.

NEWLY DIAGNOSED BRAIN TUMOR:  PHASE III CLINICAL TRIAL

     Alkermes commenced a Phase III clinical trial of intravenous Cereport and carboplatin in newly diagnosed patients with brain tumors in March of 1998. This Phase III study is a randomized controlled Phase III clinical trial of Cereport administered in combination with carboplatin in patients with newly diagnosed glioblastoma multiforme, the highest grade and most rapidly fatal classification of primary brain tumor.

     In the study, patients are randomized to receive one of three treatments following their initial surgery or biopsy and prior to standard radiotherapy;
(i) the combination of Cereport/carboplatin administered once every three weeks for up to three months (four cycles), followed by standard radiotherapy, (ii) the combination of placebo/carboplatin administered once every three weeks for up to three months (four cycles), followed by standard radiotherapy, or (iii) no chemotherapy prior to standard radiotherapy.

     The Phase III trial was initiated following the completion of a series of Phase I and Phase II studies of Cereport/carboplatin in over 200 patients with recurrent brain tumors. These studies provide extensive evidence of the safety of the combination of Cereport and carboplatin and of preliminary efficacy in recurrent brain tumor patients as measured by MRI response rates, objective functional assessment and survival. Further, these studies showed that patients who had received less previous treatment (radiotherapy and/or chemotherapy) had better outcomes than more heavily pretreated patients. Based on these data, the Phase III study is focused on the treatment of newly diagnosed patients immediately following initial surgery. Treatment at this time, prior to the damaging effects of radiotherapy, is expected to provide the greatest clinical benefit to patients. Enrollment in the study is proceeding behind schedule and the Company is currently reevaluating the clinical protocol.

     There can be no assurance that the Phase III clinical trial will enroll patients as planned or will be completed. There can be no assurance that the outcome of the trial will be sufficient to obtain regulatory approval. In addition, the development of alternative treatments for brain tumors may render Cereport obsolete or noncompetitive.

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

METASTATIC BRAIN TUMOR CLINICAL TRIAL

     Alkermes initiated a multi-center Phase I/II non-controlled, open label clinical trial in Europe of intravenous Cereport and carboplatin in patients with metastatic brain tumor in April 1996. The study is currently being conducted at eleven medical centers and is expected to enroll approximately 80 patients.

     Alkermes also initiated a Phase I/II non-controlled, open label clinical trial in the United States of intra-arterial Cereport and carboplatin in patients with metastatic brain tumor in October 1995. The study was conducted at one medical center and enrolled 10 patients. Data analysis is currently underway.

PEDIATRIC BRAIN TUMOR CLINICAL TRIAL

     In August 1996, Alkermes, in collaboration with the Pediatric Branch of the National Cancer Institute ("NCI"), initiated a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who had failed other therapies. The study is being sponsored and conducted by the Pediatric Branch of the NCI and enrolled 25 patients.

     In June 1998, Alkermes initiated a Phase II multi-center study in pediatric brain tumor patients in collaboration with the Children's Cancer Group coordinated through the Pediatric Branch of the NCI. Ten centers will enroll up to a total of 146 children over two to four years.


COLLABORATION WITH ALZA CORPORATION

     As of September 30, 1997, Alkermes and ALZA Corporation ("ALZA") entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product.

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

     Alkermes has exclusive rights through a licensing agreement to two issued United States patents and corresponding foreign patent applications in many countries relating to RMPs. The United States patents that have been licensed to the Company will expire in the year 2013. Under this licensing agreement, the Company currently pays minimum annual royalties. During the fiscal year ended March 31, 1998, such fees were $50,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

     Two applications for patents were filed by a third party in the United States and in Europe that contain claims covering certain analogs and uses thereof of the same naturally occurring molecule on which Cereport is based. Two United States patents have issued from these applications. There can be no assurance that the claims of the issued United States patents are not infringed and the claims of future patents issuing from these applications, if any, will not be infringed by the Partnership's or the Company's proposed manufacture, use or sale of Cereport. There can be no assurance that Alkermes or the Partnership would prevail in any legal action seeking damages or injunctive relief for infringement of any patent that might issue under such applications or that any license required under any such patents would be made available or, if available, would be available on acceptable terms. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any licenses under any patents would be made available on commercially viable terms, if at all. Failure to obtain a required license could result in the inability to proceed with RMP-based products.

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


COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Partnership and Alkermes face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of RMP product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including its collaborators, and drug delivery companies. The General Partner believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumors and central nervous system infections being tested in the United States and Europe. There can be no assurance that developments by others will not render RMP product candidates or technologies obsolete or noncompetitive or that the Company's collaborators will not choose to use competing drug delivery methods. At the present time, Alkermes has no sales force, commercial manufacturing capability or marketing experience. In addition, many of the competitors and potential competitors of the Partnership and Alkermes have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than does Alkermes. Many of these competitors also have significantly greater experience than Alkermes in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. There can be no assurance that the Company will be able to compete successfully with such companies. The existence of products developed by the Company's competitors, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

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

     As of September 30, 1997, Alkermes and ALZA entered into an agreement relating to the development and commercialization of Cereport under which ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product. See "Collaboration with ALZA Corporation."

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

EMPLOYEES

     The Partnership and the General Partner do not have any full-time employees. As of March 24, 1999, Alkermes had 274 full-time employees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.


ITEM 2.   PROPERTIES
          ----------

     The Registrant and the General Partner do not own or lease any property. Alkermes leases and occupies approximately 65,000 square feet at its corporate headquarters in Cambridge, Massachusetts, a portion of which is used by Alkermes in the performance of its obligations to the Partnership, under four leases expiring in the years 2001 to 2002. The leases contain provisions permitting Alkermes to extend the term of such leases for up to ten years. Alkermes believes that its Massachusetts facility is adequate for its preclinical and clinical operations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not applicable.

PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               -------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     There is no trading market for the Limited Partnership Interests, public or otherwise. Any transfer of a limited partnership interest is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner which can be withheld in its sole discretion.

     As of March 24, 1999, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,102 holders of Class A Partnership Interests.

     There have been no cash distributions to the partners to date. Distributions in the future, if any, will be made by the General Partner to the partners as soon as practicable after the end of any fiscal quarter, in proportion to the partners' respective capital accounts as of the end of such quarter. Distributable cash, which must be distributed to the partners, is generally defined as the excess of cash revenues over certain expenditures and other amounts determined by the General Partner to be necessary for the proper operation of the Partnership's business. The capital account of each partner will be increased by such partner's cash contributions (net of selling commissions, investment banking fees, warrant valuation fees and financial advisory fees allocated to the Partner) to the Partnership, decreased by the amount of any cash distribution and the fair market value of other property from the Partnership to such partner, and increased or decreased by such partner's allocation of the net gain or loss of the Partnership for Federal income tax purposes ("Profits" and "Losses", respectively). Partnership profits and losses are allocated 99% to the Limited Partners (pro rata to their capital accounts) and 1% to the General Partner.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------


                                                          Year Ended December 31,
                                     ----------------------------------------------------------------

                                        1994            1995           1996         1997       1998
                                        ----            ----           ----         ----       ----
Statements of
Operations Data (1):
--------------------

Total Revenues                       $  239,709     $   270,050     $   11,481     $  232     $    --
Total Expenses                        8,707,686      11,298,870      4,920,997      4,764      29,348
Net Loss                             (8,467,977)    (11,028,820)    (4,909,516)    (4,532)    (29,348)


Net Loss Per Class A
and B Unit                           $   (9,102)    $   (11,855)    $   (5,238)    $  (--)    $   (--)
                                     ==========     ===========     ==========     ======     =======


Average Units
Outstanding                                 921             921            921        921         921
                                     ==========     ===========     ==========     ======     =======


                                        1994            1995           1996         1997       1998
                                        ----            ----           ----         ----       ----
Balance Sheets Data:
--------------------

Total Assets                         $8,136,618     $ 2,882,239     $   32,804     $   --     $    --
Long-term Obligations                        --              --             --         --          --

(1) The Partnership did not make any cash distributions to its partners during any of the periods presented.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

INTRODUCTION

     The Partnership was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes. The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as RMPs, for human pharmaceutical use in the United States and Canada.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions with the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

       (i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport, clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;

       (ii) clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;

       (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;

       (iv)    the Company could reduce or discontinue funding of Cereport;

       (v) even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and

       (vi) technological change in the biotechnology or pharmaceutical industries and the approval of other drugs or therapies to treat brain tumors could render Cereport obsolete or noncompetitive.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 AND 1997

          REVENUES

     The Partnership's sole source of revenue for the year ended December 31, 1997 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners of the Partnership (the "Limited Partners") prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the year ended December 31, 1998 was zero compared to $232 for the corresponding period of the prior year. Interest income for the year ended December 31, 1998 as compared to 1997 decreased as a result of the decrease in cash. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

          EXPENSES

     Research and development expenses for the years ended December 31, 1998 and 1997 were both zero. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

     General and administrative expenses for the year ended December 31, 1998 were $29,348 as compared to $4,764 for the year ended December 31, 1997. The increase was mainly a result of increased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

     YEARS ENDED DECEMBER 31, 1997 AND 1996

          REVENUES

     The Partnership's sole source of revenue for the years ended December 31, 1997 and 1996 was the interest earned on the investments made with the capital contributions made by the General Partner and the Limited Partners prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the year ended December 31, 1997 was $232 compared to $11,481 for the corresponding period of the prior year. Interest income for the year ended December 31, 1997 as compared to 1996 decreased as a result of the decrease in cash.

The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

          EXPENSES

     Research and development expenses for the year ended December 31, 1997 were zero as compared to $4,850,000 for the year ended December 31, 1996. The decrease in research and development expenses was a result of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Partnership had no remaining assets or liabilities.

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

     After December 31, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

     The Partnership does not own or use any software systems or any other automated equipment. Alkermes and the companies with which it does business use information and embedded systems in the conduct of their operations. Many information systems and embedded systems used to control or operate machinery, equipment and infrastructure in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates, or to correctly recognize the year 2000 as a leap year. If Alkermes does not identify and correct or replace any such information or embedded systems prior to January 1, 2000, its operations could be disrupted. Alkermes' operations could also be disrupted if the companies with which Alkermes does business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with Alkermes.

     To address these issues, Alkermes has undertaken a three-step comprehensive project. The first step is to identify Alkermes' mission critical information and embedded systems. The second step is to determine whether any of Alkermes' information and embedded systems are not year 2000 compliant and to determine whether the companies with which it does significant business will be year 2000 compliant. The third step is to correct or replace all such information and embedded systems of Alkermes and then to test the corrected or replacement information and embedded systems. Alkermes has completed the first step of the project and continues to work on the second step. Alkermes has identified the Company's internal information and embedded systems which use the two-digit shorthand. Alkermes has requested compliance information from companies with which it does significant business and continues to follow up on such compliance requests. For those information and embedded systems with known compliance issues, Alkermes has begun to correct or replace all such information and embedded systems. Alkermes will continue to address the compliance of companies with which it does significant business as compliance questionnaires are received. On February 1, 1999, Alkermes acquired a private company as a new wholly owned subsidiary. Alkermes has not yet determined whether any of this new subsidiary's information and embedded systems are year 2000 compliant or what steps need to be taken to correct or replace any of its information or embedded systems that are not year 2000 compliant. Alkermes cannot estimate the most reasonably likely worst case scenario if the information and embedded systems of its new subsidiary or the companies with which it does significant business fail until Alkermes completes its evaluation or receives the compliance questionnaires and can appropriately evaluate such responses.

     This project is being conducted by Alkermes primarily using internal resources. Alkermes cannot estimate the cost of completion of the project or complete its contingency plan until Alkermes completes the second step, and there can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis, that any contingency plans could be promptly completed and implemented or that the use of Alkermes' internal resources to complete the project will not adversely affect other aspects of its business. In the event that any of the companies with which Alkermes does significant business do not successfully achieve year 2000 compliance on a timely basis, Alkermes' business could be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
          --------------------------------------------



                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)



          Financial Statements as of December 31, 1998 and 1997 and for
                      Each of the Three Years in the Period
            Ended December 31, 1998 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Partners of
  Alkermes Clinical Partners, L.P.
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 22, 1999

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                    1998           1997
ASSETS


TOTAL ASSETS                                         $ -           $ -
                                                     ===           ===


LIABILITIES AND PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $ -           $ -
                                                     ===           ===


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------

                                                            1998              1997              1996
REVENUE - Interest income                                 $      -          $   232          $    11,481
                                                          --------          -------          -----------

EXPENSES:
  Research and development                                       -                -            4,850,000
  General and administrative                                29,348            4,764               70,997
                                                          --------          -------          -----------
                                                            29,348            4,764            4,920,997
                                                          --------          -------          -----------

NET LOSS                                                  $(29,348)         $(4,532)         $(4,909,516)
                                                          ========          =======          ===========

NET LOSS PER CLASS A AND B UNIT                           $      -          $    --          $    (5,238)
                                                          ========          =======          ===========

AVERAGE UNITS OUTSTANDING                                      921              921                  921
                                                          ========          =======          ===========



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES  IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------
                                                                               Notes
                                                                             Receivable
                                                    Limited     General         from
                                                   Partners     Partner   Limited Partners       Total
BALANCE, JANUARY 1, 1996                          $2,769,611    $89,536        $(3,372)        $2,855,775

  Partner contributions                            2,054,901         --          3,372          2,058,273

  Net loss for year                               (4,824,512)   (85,004)            --         (4,909,516)
                                                  ----------    -------        -------         ----------

BALANCE, DECEMBER 31, 1996                                 -      4,532             --              4,532

  Net loss for year                                        -     (4,532)            --             (4,532)
                                                  ----------    -------        -------         ----------

BALANCE, DECEMBER 31, 1997                                --         --             --                 --

  Partner contributions                                   --     29,348             --             29,348

  Net loss for year                                       --    (29,348)            --            (29,348)
                                                  ----------    -------        -------         ----------

BALANCE, DECEMBER 31, 1998                        $       --    $    --        $    --         $       --
                                                  ==========    =======        =======         ==========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------
                                                                  1998        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(29,348)    $(4,532)    $(4,909,516)
  Adjustment to reconcile net loss to net cash used for
    operating activities:
    Amortization                                                      --          --          15,386
    Changes in assets and liabilities:
      Prepaid expenses to Alkermes, Inc.                              --          --         500,000
      Interest receivable                                             --          --           1,375
      Accrued expenses                                                --     (28,272)          1,808
                                                                --------     -------     -----------

        Net cash used by operating activities                    (29,348)    (32,804)     (4,390,947)
                                                                --------     -------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' cash capital contributions                            29,348          --       2,058,273
                                                                --------     -------     -----------

        Net cash provided by financing activities                 29,348          --       2,058,273
                                                                --------     -------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             --     (32,804)     (2,332,674)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          --      32,804       2,365,478
                                                                --------     -------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $     --     $    --     $    32,804
                                                                ========     =======     ===========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


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

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the years ended December 31, 1998 and 1997.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

INCOME TAXES - Federal and state income taxes are the responsibility of the General Partner and each of the Limited Partners of the Partnership. Accordingly, no provision for income taxes has been recorded.

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

Alkermes, Inc. has been issued five patents, U.S. Patent No. 5,112,596 in May 1992, U.S. Patent No. 5,268,104 in December 1993, U.S. Patent No. 5,506,206 in
April 1996, U.S. Patent No. 5,585,355 in December 1996 and U.S. Patent No. 5,686,416 in November 1997, the rights to which have been licensed to the Partnership pursuant to the Product Development Agreement.

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

Each 1994 Class A Warrant and the 1994 Class B Warrant may be exercised during the period beginning on April 1, 1995 and ending on March 31, 2000.

7.   COMPLETION OF SCHEDULED FUNDING

For the years ended December 31, 1998 and 1997, the Partnership incurred no research and development expenses related to the RMP program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes for research and development expenses for Cereport from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During 1997 and 1998, Alkermes provided such services to the Partnership and has confirmed its intention to provide such services through at least March 31, 2000. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After December 31, 1998, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

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


     (a)  Directors of the General Partner.
          ---------------------------------

     Richard F. Pops, age 36, has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes.

     James M. Frates, age 31, has been a director of the General Partner since June 1998. Mr. Frates has also been the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Alkermes since June 1998. From June 1996 to July 1998, he was a Vice President and a Senior Associate of Robertson Stephens & Company. In June 1996, he obtained his MBA from Harvard Business School. From July 1992 through September 1994, he was a Senior Associate of Robertson Stephens.

     Stelios Papadopoulos, age 50, has been a director of the General Partner since September 1998. Mr. Papadopoulos has also been with PaineWebber, Inc. since April 1987, presently serving as Chairman, PaineWebber Development Corp. Mr. Papadopoulos also serves as a director of Diacrin, Inc.

     Charles Cohen, age 48, has been a director of the General Partner since September 1998. He has also been a consultant to PaineWebber, Inc. since April 1998. From September 1985 to July 1995, he was Chief Executive Officer of Creative Biomolecules, Inc. Since July 1995, Dr. Cohen has been the Chief Scientific Officer of Creative Biomolecules, Inc. He also serves as a director of Creative Biomolecules, Inc.

     (b)  Executive Officers of the General Partner.
          ------------------------------------------

     Mr. Pops has been the President of the General Partner since its inception and the Chief Executive Officer of the General Partner since 1993.

     Mr. Frates has been the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of the General Partner since June 1998.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
     Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 8, 1999 is as follows:

                              Name and Address of                                        Percent of
Title of Class                Beneficial Owner              Beneficial Ownership         Class
--------------                -------------------           --------------------         ----------
General Partner               Alkermes Development          One General Partner          100.0%
Interest                      Corporation II                Interest
                              64 Sidney Street
                              Cambridge, MA  02139

Class A Limited               PaineWebber R&D Partners      133 Class A Limited           14.5%
Partnership Interests         III, L.P.                     Partnership Interests
                              1285 Avenue of the
                              Americas
                              New York, NY  10019

                              Alkermes, Inc.                74 Class A Limited             8.0%
                              64 Sidney Street              Partnership Interests
                              Cambridge, MA  02139

Class B Limited               PaineWebber Development       One Class B Limited          100.0%
Partnership Interest          Corporation                   Partnership Interest
                              1285 Avenue of the
                              Americas
                              New York, NY  10019

     Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 8, 1999, none of the directors or officers of the General Partner have any security ownership in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


     Mr. Pops and Mr. Frates are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In the year ended December 31, 1998, Alkermes made capital contributions to the Partnership, through the General Partner, of $29,348 to cover all of the Partnership's expenses.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  Documents filed as part of the Report:

          (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

                    Independent Auditors' Report.

                    Balance Sheets, December 31, 1998 and 1997.

                    Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

                    Statements of Changes in Partners' Capital for the Years Ended December 31, 1998, 1997 and 1996.

                    Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

                    Notes to Financial Statements.

          (2)       Financial Statement Schedules:

                    Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

          (3)       Exhibits


Exhibit
Number
------

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

                                   ALKERMES CLINICAL PARTNERS, L.P.
                                   (Registrant)

                                   By its General Partner

                                   ALKERMES DEVELOPMENT CORPORATION II


Date: March 29, 1999               By:  /s/ Richard F. Pops
                                   -------------------------------------
                                        Richard F. Pops
                                        President and Chief Executive Officer

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

          Signature                     Title                         Date
          ---------                     -----                         ----

/s/ Richard F. Pops
------------------------        Director, President and Chief    March 29, 1999
Richard F. Pops                 Executive Officer (Principal
                                Executive Officer)

/s/ James M. Frates                                              March 29, 1999
------------------------        Director, Vice President,
James M. Frates                 Chief Financial Officer,
                                Treasurer and Assistant
                                Secretary (Principal Financial
                                and Accounting Officer)

/s/ Stelios Papadopoulos                                         March 29, 1999
------------------------        Director
Stelios Papadopoulos

/s/ Charles Cohen                                                March 29, 1999
------------------------        Director
Charles Cohen

                        ALKERMES CLINICAL PARTNERS, L.P.
                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

Exhibit
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