Form 10-Q
period 1999-03-31
ALKERMES CLINICAL PARTNERS LP
filed 1999-05-14
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

                                 Not Applicable
         ---------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]






                                      (1)

                        ALKERMES CLINICAL PARTNERS, L.P.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets                                         3
                    -March 31, 1999 and December 31, 1998

                    Statements of Operations                               4
                    -Three months ended March 31, 1999 and 1998

                    Statements of Cash Flows                               5
                    -Three months ended March 31, 1999 and 1998

                    Notes to Financial Statements                          6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

PART II - OTHER INFORMATION

           Item 6.  Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                           11

SIGNATURES                                                                12

EXHIBIT INDEX                                                             13




                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                      March 31,    December 31,
                                                        1999           1998
                                                      ---------    ------------

                                     ASSETS

Total Assets                                            $ --           $ --
                                                        ====           ====


                       LIABILITIES AND PARTNERS' CAPITAL


Total Liabilities and Partners' Capital                 $ --           $ --
                                                        ====           ====





See notes to financial statements.


                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                     1999             1998
                                                 ------------     ------------

Revenue:
      Interest income                              $     --           $ --
                                                   --------           ----

Expenses:
      General and administrative                     18,208             --
                                                   --------           ----
                                                     18,208             --
                                                   --------           ----

Net loss                                           $(18,208)          $ --
                                                   ========           ====

Net Loss Per Class A and B Unit                    $     --           $ --
                                                   ========           ====

Average Units Outstanding                               921            921
                                                   ========           ====





See notes to financial statements.



                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months    Three Months
                                                            Ended           Ended
                                                          March 31,       March 31,
                                                             1999            1998
                                                         ------------    ------------

Cash flows from operating activities:
    Net loss                                               $(18,208)         $ --

                                                           --------          ----
          Net cash used for operating activities            (18,208)           --
                                                           --------          ----

Cash flows from financing activities:
    General Partner cash capital contributions               18,208            --
                                                           --------          ----


Net decrease in cash and cash equivalents                        --            --

Cash and cash equivalents, beginning of period                   --            --

                                                           --------          ----
Cash and cash equivalents, end of period                   $     --          $ --
                                                           ========          ====





See notes to financial statements.






                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three month periods ended March 31, 1999 and 1998, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, which includes financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three months ended March 31, 1999 and 1998. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which the Partnership adopted in the fourth quarter of 1997. The adoption of SFAS No. 128 did not have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the three months ended March 31, 1999, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(TM) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.




                                      (6)

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

After March 31, 1999, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.




                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc.
("Alkermes" or the "Company"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), for human pharmaceutical use in the United States and Canada.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

(i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport(TM) or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;
(ii) clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;
(iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;
(iv)       the Company could reduce or discontinue funding of Cereport;
(v) even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and
(vi) technological change in the biotechnology or pharmaceutical industries and the approval of other drugs or therapies to treat brain tumors could render Cereport obsolete or noncompetitive.

RESULTS OF OPERATIONS

Revenues

The Partnership did not have any revenue for the three months ended March 31, 1999 and 1998. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in



                                      (8)
the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

Expenses

Research and development expenses for the three months ended March 31, 1999 and 1998 were zero. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three months ended March 31, 1999 were $18,208, as compared to zero for the three months ended March 31, 1998. The increase was mainly a result of increased professional service fees incurred by the Partnership and paid through the General Partner. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had no remaining current assets or current liabilities.

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

The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense (since the Partnership's current assets are depleted) to maintain its Purchase Option with the Limited Partners, unless it exercises its Purchase Option and thereby acquires all limited partnership




                                      (9)
interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After March 31, 1999, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

The Partnership does not own or use any software systems or any other automated equipment. Alkermes and the companies with which it does business use information and embedded systems in the conduct of their operations. Many information systems and embedded systems used to control or operate machinery, equipment and infrastructure in use today are unable to distinguish the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates, or to correctly recognize the year 2000 as a leap year. If Alkermes does not identify and correct or replace any such information or embedded systems prior to January 1, 2000, its operations could be disrupted. Alkermes' operations could also be disrupted if the companies with which Alkermes does business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with Alkermes.

To address these issues, Alkermes has undertaken a three-step comprehensive project. The first step is to identify Alkermes' mission critical information and embedded systems. The second step is to determine whether any of Alkermes' information and embedded systems are not year 2000 compliant and to determine whether the companies with which it does significant business will be year 2000 compliant. The third step is to correct or replace all such information and embedded systems and then to test the corrected or replacement information and embedded systems. Alkermes has completed the first step of the project and continues to work on the second step. Alkermes has identified the Company's internal information and embedded systems which uses the two-digit shorthand. Alkermes has requested compliance information from companies with which it does significant business and continues to follow up on such compliance requests. For those information and embedded systems with known compliance issues, Alkermes has begun to correct or replace all such information and embedded systems. Alkermes will continue to address the compliance of companies with which it does significant business as compliance questionnaires are received. On February 1, 1999, Alkermes acquired a private company as a new wholly owned subsidiary. Alkermes has not yet determined whether any of this new subsidiary's information and embedded systems are year 2000 compliant or what steps need to be taken to correct or replace any of its information or embedded systems that are not year 2000 compliant. Alkermes cannot estimate the most reasonably likely worst case scenario if the information and embedded systems of its new subsidiary or the companies with which it does significant business fail until Alkermes completes its evaluation of such systems and receives and evaluates the compliance questionnaires from third parties.

This project is being conducted by Alkermes primarily using internal resources. Alkermes cannot estimate the cost of completion of the project or complete its contingency plan until Alkermes completes the second step. There can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis, that any contingency plans could be promptly completed and implemented or that the use of Alkermes' internal resources to complete the project will not adversely affect other aspects of its business. In the event that any of the companies with which Alkermes does significant business do not successfully achieve year 2000 compliance on a timely basis, Alkermes' business could be adversely affected.



                                      (10)

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

                    4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

                    11             Statement Regarding Computation of Per Share
                                   Loss.

                    27             Financial Data Schedule.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

          (b) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999, but did file a report on Form 8-K dated April 7, 1999.




                                      (11)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ALKERMES CLINICAL PARTNERS, L.P.
                                (Registrant)

                                By its General Partner

                                ALKERMES DEVELOPMENT CORPORATION II


Date: May 14, 1999                   By: /s/ Richard F. Pops
                                         ---------------------------------------
                                         Richard F. Pops
                                         Director, President and Chief Executive
                                         Officer (Principal Executive Officer)


Date: May 14, 1999                   By: /s/ James M. Frates
                                         ---------------------------------------
                                         James M. Frates
                                         Director, Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary (Principal
                                         Financial and Accounting Officer)





                                      (12)

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





                                      (13)