Form 10-Q
period 1999-06-30
ALKERMES CLINICAL PARTNERS LP
filed 1999-08-16
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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
                                                    --------------

                                 NOT APPLICABLE
                                 --------------
Former name, former address, and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /





                                      (1)

                        ALKERMES CLINICAL PARTNERS, L.P.


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

               Balance Sheets                                               3
               -June 30, 1999 and December 31, 1998

               Statements of Operations                                     4
               -Three months ended June 30, 1999 and 1998
               -Six months ended June 30, 1999 and 1998

               Statements of Cash Flows                                     5
               -Six months ended June 30, 1999 and 1998

               Notes to Financial Statements                                6

       Item 2. Management's Discussion and Analysis of                      8
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

       Item 6. Exhibits, Financial Statement Schedules and Reports         13
                           on Form 8-K

SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15



                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A Limited Partnership)
                                BALANCE SHEETS
                                  (Unaudited)


                                             June 30,           December 31,
                                               1999                 1998
                                         -----------------     ----------------
                        A S S E T S

Total Assets                                           $--                  $--
                                         -----------------     ----------------
                                         -----------------     ----------------


                        LIABILITIES AND PARTNERS' CAPITAL



                                         -----------------     ----------------
Total Liabilities and Partners Capital                 $--                  $--
                                         -----------------     ----------------
                                         -----------------     ----------------


See notes to financial statements.



                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                      Three Months    Three Months      Six Months     Six Months
                                         Ended           Ended            Ended          Ended
                                        June 30,         June 30,        June 30,       June 30,
                                          1999            1998             1999           1998
                                      -------------   -------------   -------------   -------------

Revenue:
   Interest income                              $--             $--             $--             $--
                                      -------------   -------------   -------------   -------------
Expenses:
   General and administrative                2,695               --          20,903              --
                                      -------------   -------------   -------------   -------------
                                             2,695               --          20,903              --
                                      -------------   -------------   -------------   -------------

Net loss                                   ($2,695)             $--       ($20,903)             $--
                                      -------------   -------------   -------------   -------------
                                      -------------   -------------   -------------   -------------
Net Loss Per Class A and B Unit                 $--             $--             $--             $--
                                      -------------   -------------   -------------   -------------
                                      -------------   -------------   -------------   -------------
Average Units Outstanding                       921             921             921             921
                                      -------------   -------------   -------------   -------------
                                      -------------   -------------   -------------   -------------




See notes to financial statements.



                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)






                                                             Six Months           Six Months
                                                                Ended               Ended
                                                              June 30,             June 30,
                                                                1999                 1998
                                                           ----------------    -----------------
Cash flows from operating activities:
   Net loss                                                       ($20,903)                  $--
                                                           ----------------    -----------------
      Net cash used for operating activities                       (20,903)                   --
                                                           ----------------    -----------------
Cash flows from financing activities:
   General Partner cash capital contributions                        20,903                   --
                                                           ----------------    -----------------

Net decrease in cash and cash equivalents                                --                   --

Cash and cash equivalents, beginning of period                           --                   --

                                                           ----------------    -----------------
Cash and cash equivalents, end of period                                $--                  $--
                                                           ----------------    -----------------
                                                           ----------------    -----------------





See notes to financial statements.





                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 1999 and 1998, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, which includes financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three and six months ended June 30, 1999 and 1998. The Partnership accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 does not have any impact on the Partnership's financial statements because the Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the three and six months ended June 30, 1999, the Partnership incurred no research and development expenses related to the RMP-TM- program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport-TM- from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.




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

After June 30, 1999, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.



                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Alkermes Clinical Partners, L.P. (the "Partnership") was formed on February 7, 1992, and is managed by its general partner, Alkermes Development Corporation II (the "General Partner"), a wholly owned subsidiary of Alkermes, Inc. ("Alkermes" or the "Company"). The Partnership was organized to fund the further development and clinical testing of a family of molecules, designated by Alkermes as Receptor-Mediated Permeabilizers-TM- ("RMPs-TM-"), for human pharmaceutical use in the United States and Canada.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

(i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport-TM- or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;
(ii) clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;
(iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;
(iv)     the Company could reduce or discontinue funding of Cereport;
(v) even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and
(vi) technological change in the biotechnology or pharmaceutical industries and the approval of other drugs or therapies to treat brain tumors could render Cereport obsolete or noncompetitive.




                                      (8)

RESULTS OF OPERATIONS

REVENUES

The Partnership did not have any revenue for the three and six months ended June 30, 1999 and 1998. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997.

EXPENSES

There were no research and development expenses for the three and six months ended June 30, 1999 and 1998 because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and six months ended June 30, 1999 were $2,695 and $20,903, as compared to zero and zero for the three and six months ended June 30, 1998. The increase was mainly a result of increased professional service fees incurred by the Partnership and paid through the General Partner. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Partnership had no remaining current assets or current liabilities.

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

The Partnership was funding research and development expenses for Cereport-TM-from capital contributions received from Partners. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Effective September 30, 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. Alkermes is


                                      (9)
obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense (since the Partnership's current assets are depleted) to maintain its Purchase Option with the Limited Partners, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After June 30, 1999, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem concerns the application of computer systems written using six (e.g., 12/31/99) versus eight (e.g., 12/31/1999) digits to define the applicable date. This could result, among other things, in computer systems recognizing "00" as the year 1900 rather than the year 2000. Computer hardware, software and embedded chip equipment are potentially affected, and, if such systems and components are not remediated satisfactorily, could lead to operational interruptions and business misinformation.

The Partnership does not own or use any hardware, software or other equipment because the General Partner and Alkermes conduct all of the research, development and general administrative operations of the Partnership. Alkermes' Year 2000 Compliance Plan provides for a four-phase process: inventory, assessment, remediation and testing, and preparation of contingency plans. Alkermes has identified its mission critical and medium priority internal systems which will require remediation to provide for Alkermes' continuing business operations after January 1, 2000. The remaining systems are considered to be of low priority because they are judged to have no direct impact on safety or the business.

The inventory phase is completed for Alkermes, except that Alkermes' new subsidiary, AIR, is in the final stages of completing its inventory. The assessment phase is substantially completed, except for information not yet received from external suppliers, vendors and manufacturers. Progress continues to be made in the remediation phase of Alkermes' plan in which systems that are not Year 2000 compliant are repaired, replaced or retired, and remediated systems are tested and returned to active use. Alkermes has requested all suppliers of mission critical equipment owned or leased by Alkermes containing embedded chip technology to provide Alkermes with each supplier's Year 2000 testing methodology and results and/or Alkermes has performed in-house testing on such equipment. As of August 13, 1999, there has been an approximate 34% response rate to Alkermes' requests for information sent to vendors and manufacturers of equipment, hardware and software purchased or leased by Alkermes. This percentage reflects new information obtained in Alkermes' continuing efforts to bring its new subsidiary, AIR, up to date with Alkermes' Year 2000 Compliance Plan and finalizes inventory information for all of Alkermes' departments. Based on the responses received as of August 13, 1999, approximately 1% of Alkermes' mission critical systems are not compliant. Alkermes has determined what is required to make these systems

                                      (10)
compliant and is either in the process of remediation or will begin remediation soon. All assessment and remediation efforts are scheduled to be completed by September 30, 1999.

Alkermes believes its mission critical and medium priority internal computer systems will be Year 2000 compliant in a timely manner. However, Alkermes' computer systems are complex, highly interdependent and there are a number of risks associated with the complexity and high degree of integration of the systems. For example, an incorrect classification of the importance of a system or systems, or the cumulative effect of a number of low priority systems that have not been remediated, could result in an unpredicted failure or shutdown in one or more of Alkermes' business, processing or manufacturing systems, which could have a material adverse effect on production or cost of operations. Alkermes' current belief is that this has a relatively low probability of occurring. To minimize these risks, Alkermes is utilizing its skilled and knowledgeable internal resources and has employed contract personnel in its decision-making processes and to perform integrated systems testing.

Alkermes is continuing a process of requesting and assessing compliance information from all of its suppliers, strategic partners and other organizations with which Alkermes does business (each a "Third Party"). Certain of these Third Parties may refuse to respond to a readiness survey or request for information. It is possible that Third Parties may, in fact, be prepared to address Year 2000 concerns, but simply refuse to respond. Conversely, various Third Parties may respond that they are Year 2000 ready, when, in fact, they are not ready. As of August 13, 1999, approximately 50% of all Third Parties have responded to the survey. Approximately 48% of all Third Parties have responded that they are or will be Year 2000 compliant on a timely basis. These percentages reflect responses from all Third Parties.

If the Year 2000 problem causes suppliers and utility providers to fail to deliver essential materials and services, multiple disruptions in Alkermes' operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of the Third Parties, it is not possible to quantify the potential impact. However, failure of key suppliers, utility providers, strategic partners, other organizations or Alkermes to address properly and timely the Year 2000 problem could have a material adverse effect on Alkermes' financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by Alkermes will prevent such failures from having a material adverse effect. Alkermes believes that there is a low probability that these multiple failures will occur.

Contingency plans are being formulated by each of Alkermes' various departments. The plans are to be completed by September 30, 1999 for each of Alkermes' mission critical systems. These plans may be updated or revised during the remainder of 1999. Alkermes currently expects total external expenditures to become Year 2000 compliant to be less than $1 million. To date, Alkermes has incurred external expenditures of approximately $500,000. In addition, Alkermes has dedicated significant internal resources, including staff and equipment, to Year 2000 projects, but does not track such costs and therefore cannot provide an estimate of the amount of such internal costs. Alkermes will fund Year 2000 expenditures from cash and expects that total


                                      (11)
remediation costs, including the reallocation of internal resources, will not have a material adverse effect on Alkermes' financial condition, results of operations or liquidity.

The foregoing information reflects management's best estimates. These estimates are based upon many assumptions, including: assumptions about cost, availability and ability of resources to identify and classify systems properly; properly identifying them as needing remediation; locating, remediating and modifying affected systems; and making various assessments of Year 2000 readiness of key Third Parties. Based upon its activities to date, Alkermes does not believe that these factors will cause its current cost and timetable projections to differ significantly from those estimated. However, Alkermes cannot reasonably estimate the potential impact on its financial condition, results of operations or liquidity if critical Third Parties, including suppliers and governments, do not become Year 2000 compliant on a timely basis.



                                      (12)

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

          4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

          11       Statement Regarding Computation of Per Share Loss.

          27       Financial Data Schedule.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

    (b) During the quarter ended June 30, 1999, the Registrant filed a report on Form 8-K dated April 7, 1999 under Item 5.



                                      (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ALKERMES CLINICAL PARTNERS, L.P.
                                (Registrant)

                                By its General Partner

                                ALKERMES DEVELOPMENT CORPORATION II



Date:  August 16, 1999              By:   /s/ RICHARD F. POPS
                                        -------------------------------------
                                         Richard F. Pops
                                         Director, President and Chief Executive
                                           Officer (Principal Executive Officer)



Date:  August 16, 1999              By:   /s/ JAMES M. FRATES
                                        ------------------------------------
                                         James M. Frates
                                         Director, Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary (Principal
                                         Financial and Accounting Officer)



                                      (14)

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