Form 10-Q
period 1999-09-30
ALKERMES CLINICAL PARTNERS LP
filed 1999-11-15
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

     / / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         043-145043
     -------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    64 Sidney Street, Cambridge, MA                           02139-4136
 ---------------------------------------                      ----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                  ---------------------------
                                 Not Applicable
-------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ___

                        ALKERMES CLINICAL PARTNERS, L.P.


                                      INDEX


                                                                                     PAGE NO.
                                                                                     --------

PART I - FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Balance Sheets                                                   3
                           -September 30, 1999 and December 31, 1998

                           Statements of Operations                                         4
                           -Three months ended September 30, 1999 and 1998
                           -Nine months ended September 30, 1999 and 1998

                           Statements of Cash Flows                                         5
                           -Nine months ended September 30, 1999 and 1998

                           Notes to Financial Statements                                    6

                Item 2.    Management's Discussion and Analysis of                          8
                           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

                Item 6.    Exhibits, Financial Statement Schedules and Reports             13
                           on Form 8-K

SIGNATURES                                                                                 14

EXHIBIT INDEX                                                                              15



                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                       ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                                  (Unaudited)

                                                   September 30,   December 31,
                                                      1999             1998
                                                  --------------   -------------

                                    A S S E T S

Total Assets                                                $--             $--
                                                  ==============   =============


           L I A B I L I T I E S   A N D  P A R T N E R S'   C A P I T A L


Total Liabilities and Partners' Capital                     $--             $--
                                                  ==============   =============





See notes to financial statements.


                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months    Three Months     Nine Months     Nine Months
                                      Ended            Ended           Ended           Ended
                                   September 30,   September 30,    September 30,   September 30,
                                       1999            1998             1999            1998
                                   -------------   --------------   -------------   -------------

Revenue:                                    $--              $--             $--             $--
                                   -------------   --------------   -------------   -------------

Expenses:
    General and administrative            4,021               --          24,924              --
                                   -------------   --------------   -------------   -------------
                                          4,021               --          24,924              --
                                   -------------   --------------   -------------   -------------

Net loss                                ($4,021)             $--        ($24,924)            $--
                                   =============   ==============   =============   =============

Net Loss Per Class A and B Unit             $--              $--             $--             $--
                                   =============   ==============   =============   =============

Average Units Outstanding                   921              921             921             921
                                   =============   ==============   =============   =============



                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                                September 30,   September 30,
                                                     1999            1998
                                                 -------------  --------------

Cash flows from operating activities:
   Net loss                                          ($24,924)            $--

                                                 -------------  --------------
      Net cash used for operating activities          (24,924)             --
                                                 -------------  --------------

Cash flows from financing activities:
   General Partner cash capital contributions          24,924              --
                                                 -------------  --------------


Net decrease in cash and cash equivalents                  --              --

Cash and cash equivalents, beginning of period             --              --

                                                 -------------  --------------
Cash and cash equivalents, end of period                  $--             $--
                                                 =============  ==============



See notes to financial statements.


                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and nine month periods ended September 30, 1999 and 1998, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, which includes financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three and nine months ended September 30, 1999 and 1998. The Partnership accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." The Partnership does not have, and is not expected to have, any common stock equivalents.

3.  COMPLETION OF SCHEDULED FUNDING

For the three and nine months ended September 30, 1999, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.


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

After September 30, 1999, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.


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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and the Partnership's results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

(i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport(R) or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;
(ii) clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;
(iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;
(iv)     the Company could reduce or discontinue funding of Cereport;
(v) even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and
(vi) technological change in the biotechnology or pharmaceutical industries and the approval of other drugs or therapies to treat brain tumors could render Cereport obsolete or noncompetitive.


                                      (8)

RESULTS OF OPERATIONS

REVENUES

The Partnership did not have any revenue for the three and nine months ended September 30, 1999 and 1998.

EXPENSES

There were no research and development expenses for the three and nine months ended September 30, 1999 and 1998 because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and nine months ended September 30, 1999 were $4,021 and $24,924, as compared to zero and zero for the three and nine months ended September 30, 1998. The increase was mainly a result of professional service fees incurred by the Partnership and paid through the General Partner. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Partnership had no remaining current assets or current liabilities.

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

The Partnership was funding research and development expenses for Cereport(R) from capital contributions received from Partners. Such development is being conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Effective September 30, 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership,


                                      (9)
such as preparing financial statements, tax returns and reports to the Limited Partners. Alkermes intends to continue to cause the General Partner to perform such services at its expense (since the Partnership's current assets are depleted) to maintain its Purchase Option with the Limited Partners, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After September 30, 1999, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

YEAR 2000 READINESS DISCLOSURE

THIS YEAR 2000 READINESS DISCLOSURE STATEMENT CONTAINS INFORMATION CONCERNING THIRD PARTIES AND THEIR PRODUCTS AND SERVICES, WHICH HAS NOT BEEN INDEPENDENTLY VERIFIED BY ALKERMES.

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

The Partnership does not own or use any hardware, software or other equipment because the General Partner and Alkermes conduct all of the research, development and general administrative operations of the Partnership. Alkermes' Year 2000 Compliance Plan provides for a four-phase process: inventory; assessment; remediation and testing; and preparation of contingency plans. Alkermes has identified its mission critical and medium priority internal systems which will require remediation to provide for its continuing business operations after January 1, 2000. The remaining systems are considered to be of low priority because they are judged to have no direct impact on safety or Alkermes' business.

The inventory phase is completed for Alkermes. The assessment phase is substantially completed, except for information not yet received from certain external suppliers, vendors and manufacturers over which Alkermes does not have control. Alkermes is undergoing planned remediation of stand-alone computers and minor upgrades. Alkermes has requested each supplier, vendor and manufacturer of mission critical equipment owned or leased by Alkermes containing embedded chip technology to provide Alkermes with its Year 2000 testing methodology and results and in certain instances Alkermes has performed in-house testing on such equipment. As of November 12, 1999, substantially all planned testing of equipment, hardware and software has been completed, with the exception of a few systems that are scheduled to be tested and remediated by the end of 1999. As of November 12, 1999, there has been an overall 87% response rate to Alkermes' requests for information sent to suppliers, vendors and manufacturers of equipment, hardware and software purchased or leased by Alkermes. Based on the responses received as of November 12, 1999, Alkermes has a 93% response rate for mission critical items and a 91% response rate for medium priority items. According to the supplier, vendor and manufacturer responses received as of November 12, 1999, all mission critical items are compliant and approximately 90% of all medium priority


                                      (10)
items are compliant. However, Alkermes has not independently verified the accuracy of the supplier, vendor and manufacturer responses received. Alkermes has determined what is required to remediate these medium priority items identified to it as non-compliant and is in the process of final remediation. All remaining items for which responses have not been received as of November 12, 1999 are being addressed in contingency plans.

Alkermes believes, based in part upon supplier, vendor and manufacturer responses received as of November 12, 1999, that its mission critical and medium priority internal computer systems will be Year 2000 compliant in a timely manner. However, Alkermes' computer systems are complex, interdependent and there are a number of risks associated with the complexity and integration of the systems. For example, an incorrect classification of the importance of a system or systems, or the cumulative effect of a number of low priority systems that have not been remediated, could result in an unpredicted failure or shutdown in one or more of Alkermes' business, processing or manufacturing systems, which could have a material adverse effect on production or cost of operations. Alkermes' current belief is that this is unlikely to occur. To minimize these risks, Alkermes is utilizing both skilled and knowledgeable internal resources as well as contract personnel to assist in its contingency planning processes and to perform integrated systems testing.

Alkermes continues to request and assess compliance information from all of its suppliers, vendors, manufacturers, collaborative partners and other organizations with which Alkermes does business (each a "Third Party"). Certain of these Third Parties may refuse to respond to a readiness survey or other request for information. It is possible that such Third Parties may, in fact, be prepared to address Year 2000 concerns, but simply refuse to respond. Conversely, various Third Parties may respond that they are Year 2000 ready, when, in fact, they are not ready. As of November 12, 1999, approximately 72% of all Third Parties had responded to Alkermes' survey. Approximately 70% of all Third Parties have responded that they are or will be Year 2000 compliant on a timely basis. Alkermes will continue to request Year 2000 readiness disclosures from Third Parties through the end of 1999 and will focus primarily on obtaining responses from the remaining key suppliers and partners.

If the Year 2000 problem causes key Third Parties to fail to deliver essential materials and services, disruptions in Alkermes' operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of the Third Parties, it is not possible to quantify the potential impact. However, failure of key Third Parties or Alkermes to address on a proper and timely basis the Year 2000 problem could have a material adverse effect on Alkermes' financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by Alkermes will prevent such failures from having a material adverse effect. Alkermes believes that there is a low probability that these disruptions will occur.

Contingency plans have been formulated by each of Alkermes' various departments. The plans are currently undergoing management review as well as an internal audit of critical business areas and may be updated or revised accordingly during the remainder of 1999. Alkermes currently expects total external expenditures to become Year 2000 compliant to be less than $800,000. To date, Alkermes has incurred external expenditures of approximately $735,000. In addition, Alkermes has dedicated significant internal resources, including staff and equipment, to


                                      (11)

Year 2000 projects, but does not track such costs and therefore cannot provide an estimate of the amount of such internal costs. Alkermes will fund Year 2000 expenditures from its cash and expects that total remediation costs, including the reallocation of internal resources, will not have a material adverse effect on Alkermes' financial condition, results of operations or liquidity.

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

                               4.1(b)   Amendment No. 2 to Alkermes Clinical
                                        Partners, L.P. Agreement of Limited
                                        Partnership, dated as of March 30,
                                        1993.*

                               11       Statement Regarding Computation of Per
                                        Share Loss.

                               27       Financial Data Schedule.



* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

              (b) During the quarter ended September 30, 1999, the Registrant filed no reports on Form 8-K.

                                     (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ALKERMES CLINICAL PARTNERS, L.P.
                             (Registrant)

                             By its General Partner

                             ALKERMES DEVELOPMENT CORPORATION II



Date:  November 15, 1999     By: /s/ Richard F. Pops
                                -------------------------------------
                                 Richard F. Pops
                                 Director, President and Chief Executive
                                    Officer (Principal Executive Officer)



Date:  November 15, 1999     By: /s/ James M. Frates
                                 ------------------------------------
                                 James M. Frates
                                 Director, Vice President, Chief
                                 Financial Officer, Treasurer and
                                 Assistant Secretary (Principal
                                 Financial and Accounting Officer)


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


                                      (15)