Form 10-K405
period 1999-12-31
ALKERMES CLINICAL PARTNERS LP
filed 2000-03-30
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                    043-145043
--------------------------------------------                      -------------------------------------
(State or other jurisdiction of organization)                     (I.R.S. Employer Identification No.)

         64 SIDNEY STREET, CAMBRIDGE, MA                                      02139-4136
--------------------------------------------                       -------------------------------------
(Address of principal executive offices)                                      (Zip Code)


Registrant's telephone number including area code:             (617) 494-0171
                                                             ----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                             ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:     CLASS A LIMITED PARTNERSHIP INTEREST
                                                             ----------------------------------------------
                                                                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of voting stock held by non-affiliates of the Registrant: There is no voting equity security of the Registrant and there is no market, public or private, for the equity securities of the Registrant.

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

         The principal objective of the Partnership is to develop and derive income from the sale or license of a family of molecules designated by Alkermes as Receptor-Mediated Permeabilizers-TM- ("RMPs-TM-") for human pharmaceutical use in the United States and Canada. The principal technology is Cereport-TM-, formerly known as RMP-7-TM-, a product candidate designed to facilitate drug delivery to the central nervous system.

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

         The Company has agreed to file patent and similar applications that it or the Partnership believes in its reasonable business judgment are necessary or useful to protect the Partnership's interest in the Technology and has agreed to use reasonable diligence to prosecute and maintain in force such applications and any resultant patents or similar rights.

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

NEWLY DIAGNOSED BRAIN TUMOR

         In April 1999, we announced our plans to discontinue study ALK01-040, which was a Phase III clinical trial of Cereport and carboplatin for the treatment of newly-diagnosed brain tumor patients. The study began enrollment in March 1998, and was designed to enroll patients with high grade primary brain tumors following surgical resection of the tumor and prior to the initiation of radiotherapy. The discontinuation of the study was not based on any issues related to the safety or potential efficacy of Cereport in this indication, but, based on our experience with the trial, we determined that elements of the study design were inappropriate and that the probability of successful completion was low. We are not planning to initiate another clinical trial in this indication in the near future.

METASTATIC BRAIN TUMOR

         We are conducting a Phase I/II clinical trial of Cereport and carboplatin in patients with metastatic brain tumors, or tumors that have spread to the brain from other sites in the body. The study also includes a dose escalation component, in which progressively larger doses of Cereport are being investigated in this patient population. The clinical trial phase of this study was completed in 1999 and analysis of data is ongoing. The results are expected to provide information useful for determining whether to proceed with further clinical trials in this indication.

PEDIATRIC BRAIN TUMOR

         The Pediatric Branch of the National Cancer Institute ("NCI") is conducting two separate studies of Cereport and carboplatin in pediatric patients with primary brain tumors. The first study began in August 1996 and enrolled 25 patients. The study is a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who have failed other therapies. The second study began in June 1998, and is a Phase II multi-center study, in pediatric brain tumor patients. Ten centers will enroll up to a total of 146 children over two to four years. An investigator sponsored investigational new drug application to study the radiosensitization effect of Cereport and Carboplatin given with radiation therapy in pediatric brain stem gliomas is scheduled to begin in 2000. This study will be managed by the Children's Cancer Group in coordination with the NCI.

COLLABORATION WITH ALZA CORPORATION

         As of September 30, 1997, Alkermes and ALZA Corporation ("ALZA") entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. We are currently compiling the data from various clinical trials and will present a final report to ALZA in the coming months. ALZA will then make a decision whether to continue clinical development of Cereport. If ALZA decides not to exercise their option we will consider whether to fund the continued development of Cereport on our own or to seek another partner. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product. If ALZA does not exercise its option, funding for the further development of Cereport would have to be obtained from Alkermes or a third party. There can be no assurance that such funding could be obtained and that development of Cereport would not suffer a material set back in its development.

PATENTS AND PROPRIETARY RIGHTS

         The Partnership's success will be dependent, in part, on Alkermes' ability to obtain patent protection for its and the Partnership's products, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

         Alkermes has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. Alkermes has filed numerous United States and foreign patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to: permeabilizers, certain rights to which have been licensed to the Partnership, of which one United States patent was issued in each of May 1992, December 1993, April 1996, December 1996 and November 1997. In the future, the Company plans to file further United States and foreign patent applications directed to new or improved products and processes. No United States patent issued to the Company is expected to expire prior to 2010. Alkermes intends to file additional patent applications when appropriate and intends to defend its and the Partnership's patent positions aggressively.

         Alkermes has exclusive rights through a licensing agreement to two issued United States patents and corresponding foreign patent applications in many countries relating to RMPs. The United States patents that have been licensed to the Company will expire in the year 2013. Under this licensing agreement, the Company currently pays minimum annual royalties. During the fiscal year ended March 31, 1999, such fees were $50,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

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

MANUFACTURING AND MARKETING

         Cereport is a small peptide manufactured using standard synthetic techniques. Alkermes relies on an independent European pharmaceutical company for the manufacture and supply of Cereport. Scale up of Cereport manufacturing process to support international clinical trials and commercial launch has been completed. The Partnership and Alkermes believe that, if necessary, there are other companies which could manufacture and supply the requirements for Cereport. Nevertheless, there can be no assurance that any manufacturer of Cereport will continue to meet demands for quality, quantity, cost and timeliness of delivery.

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

EMPLOYEES

         The Partnership and the General Partner do not have any full-time employees. As of March 7, 2000, Alkermes had approximately 320 full-time employees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         The Registrant and the General Partner do not own or lease any property. Alkermes leases and occupies approximately 72,000 square feet at its corporate headquarters in Cambridge, Massachusetts, a portion of which is used by Alkermes in the performance of its obligations to the Partnership, under four leases expiring in the years 2000 to 2005. The leases contain provisions permitting Alkermes to extend the term of such leases for up to ten years. Alkermes believes that its Massachusetts facility is adequate for its preclinical and clinical operations. Alkermes does not manufacture and does not expect to manufacture Cereport for clinical trials. Alkermes has engaged a third party to manufacture preclinical, clinical and commercial supplies of Cereport.

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

         As of March 7, 2000, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,105 holders of Class A Partnership Interests.

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

ITEM 6.           SELECTED FINANCIAL DATA
                  ------------------------

                                                    YEAR ENDED DECEMBER 31,
                        -----------------------------------------------------------------------------
                              1995               1996           1997         1998          1999
                              ----               ----           ----         ----          ----
STATEMENTS OF
OPERATIONS DATA (1):
---------------------
Total Revenues          $    270,050    $     11,481    $        232    $         --    $         --
Total Expenses            11,298,870       4,920,997           4,764          29,348          44,112
Net Loss                 (11,028,820)     (4,909,516)         (4,532)        (29,348)        (44,112)

Net Loss Per Class A
and B Unit              $    (11,855)   $     (5,238)   $        (--)   $        (--)   $        (--)
                        ============    ============    ============    ============    ============

Average Class A and
B Units Outstanding              921             921             921             921             921
                        ============    ============    ============    ============    ============


                            1995            1996            1997            1998            1999
                        ------------    ------------    ------------    ------------    ------------
BALANCE SHEETS DATA:
---------------------
Total Assets            $  2,882,239    $     32,804    $         --    $         --    $         --
Long-term Obligations             --              --              --              --              --

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

            (i) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport-TM-or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;

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

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1999 AND 1998

                  REVENUE

         The Partnership had no revenue for the years ended December 31, 1999 and 1998. The Partnership anticipates that it will have no revenues in the foreseeable future.

                  EXPENSES

         Research and development expenses for the years ended December 31, 1999 and 1998 were both zero. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

         General and administrative expenses for the year ended December 31, 1999 were $44,112 as compared to $29,348 for the year ended December 31, 1998. The increase was mainly a result of increased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

         YEARS ENDED DECEMBER 31, 1998 AND 1997

                  REVENUE

         The Partnership's sole source of revenue for the year ended December 31, 1997 was the interest earned on the investments made with the capital contributions made by the General Partner and the limited partners (the "Limited Partners") of the Partnership prior to their disbursement to Alkermes for research and development and/or other Partnership expenses. Interest income for the year ended December 31, 1998 was zero compared to $232 for the corresponding period of the prior year. Interest income for the year ended December 31, 1998 as compared to 1997 decreased as a result of the decrease in cash. The Partnership anticipates that it will have no interest income in the foreseeable future as the Partnership's assets were depleted during the quarter ended September 30, 1997. The decrease in the cash of the Partnership is a result of the completion of the payment of the development funding to Alkermes during the quarter ended June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Partnership had no remaining assets or liabilities.

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

         The Partnership was funding research and development expenses for Cereport from capital contributions received from Partners. Such development was and continues to be conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Effective September 30, 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

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

         After December 31, 1999, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

          Financial Statements as of December 31, 1999 and 1998 and for
                      Each of the Three Years in the Period
            Ended December 31, 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Partners of
Alkermes Clinical Partners, L.P.
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 24, 2000

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                        1999                  1998
ASSETS

TOTAL ASSETS                                            $   -                $   -
                                                        =====                =====

LIABILITIES AND PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $   -                $   -
                                                        =====                =====

See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                            1999        1998         1997
                                          --------    --------    --------
REVENUE - Interest income                 $     --    $     --    $    232
                                          --------    --------    --------

EXPENSES:
    Research and development                    --          --          --
    General and administrative              44,112      29,348       4,764
                                          --------    --------    --------
                                            44,112      29,348       4,764
                                          --------    --------    --------
NET LOSS                                  $(44,112)   $(29,348)   $ (4,532)
                                          ========    ========    ========
NET LOSS PER CLASS A AND B UNIT           $     --    $     --    $     --
                                          ========    ========    ========
AVERAGE CLASS A AND B UNITS OUTSTANDING        921         921         921
                                          ========    ========    ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                         GENERAL
                                         PARTNER     TOTAL
BALANCE, JANUARY 1, 1997               $  4,532    $  4,532

    Net loss for year                    (4,532)     (4,532)
                                       --------    --------

BALANCE, DECEMBER 31, 1997                   --          --

    Partner contributions                29,348      29,348

    Net loss for year                   (29,348)    (29,348)
                                       --------    --------

BALANCE, DECEMBER 31, 1998                   --          --

    Partner contributions                44,112      44,112

    Net loss for year                   (44,112)    (44,112)
                                       --------    --------

BALANCE, DECEMBER 31, 1999             $     --    $     --
                                       ========    ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                               1999          1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(44,112)   $(29,348)   $ (4,532)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
        Changes in assets and liabilities:
             Accrued expenses                                       --          --     (28,272)
                                                              --------    --------    --------
                  Net cash used by operating activities        (44,112)    (29,348)    (32,804)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   General Partner's capital contributions                      44,112      29,348          --
                                                              --------    --------    --------
                  Net cash provided by financing activities     44,112      29,348          --
                                                              --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           --          --     (32,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        --          --      32,804
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $     --    $     --    $     --
                                                              ========    ========    ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



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

USE OF ESTIMATES - The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates.

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the years ended December 31, 1999, 1998 and 1997.

INCOME TAXES - Federal and state income taxes are the responsibility of the General Partner and each of the Limited Partners of the Partnership. Accordingly, no provision for income taxes has been recorded.

COMPREHENSIVE INCOME - There are no elements of other comprehensive income in the financial statements.

3.  PRODUCT DEVELOPMENT AGREEMENT

In March 1992, the Partnership entered into the Product Development Agreement with Alkermes, pursuant to which Alkermes licensed to the Partnership certain technologies of Alkermes relating to RMPs. The Partnership paid Alkermes a nonrefundable fee of $1,750,000 under the Product Development Agreement for prior research and costs incurred by Alkermes relating to RMPs and recorded such fee as research and development expense in the period ended December 31, 1992.

The Partnership granted to Alkermes an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada (the "Interim License"). Pursuant to this Interim License, upon the first marketing approval of an RMP product by the United States Food and Drug Administration, the Partnership is to receive a payment from Alkermes equal to 20% of the aggregate capital contributions of all partners (the "Milestone Payment"). Additionally, the Partnership is to receive royalty payments from Alkermes equal to 12% of United States and Canadian revenues and 10% of European revenues, in certain circumstances, from any sales of RMPs by Alkermes. The Interim License will terminate if Alkermes does not exercise its purchase option to acquire all of the Limited Partners' interests in the Partnership, as discussed below.

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

Alkermes may exercise the Purchase Option to purchase all of the limited partnership interests in the Partnership upon the earlier of: (i) the date that is the later of the last day of the first month in which the Partnership shall have received payments under the Interim License (excluding the Milestone Payment) equal to 15% of the Limited Partners' capital contributions and the expiration of 24 months after the first commercial sale of an RMP product under the Interim License and (ii) the expiration of 48 months after the first commercial sale of an RMP product under the Interim License. None of the above-mentioned events have occurred; accordingly, the Purchase Option still remains outstanding.

5.  PARTNERS' CAPITAL

The Partnership allocates its profits or losses for each fiscal year 1% to the General Partner and 99% to the Limited Partners. The Partnership then allocates the profits and losses allocated to the Limited Partners pro rata in accordance with the Limited Partners' capital contributions, as adjusted for certain allocations and returns to each Limited Partner. The capital contributions made by each Class A Limited Partner and the Class B Limited Partner are discussed in
Note 1. Losses in excess of the Limited Partners' capital contributions are allocated to the General Partner. If and when the Class B Threshold occurs (see
Note 4), the Partnership will allocate to the Class B Limited Partner 5% of profits and losses allocated to the Limited Partners and will allocate to the Class A Limited Partners 95% of profits and losses allocated to the Limited Partners. Such allocation to the Class A Limited Partners will be made pro rata based on such Limited Partners' capital contributions, as adjusted for certain allocations and returns to such Limited Partners.

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

Each 1994 Class A Warrant and the 1994 Class B Warrant may be exercised during the period beginning on April 1, 1995 and ending on March 31, 2000.

7.  COMPLETION OF SCHEDULED FUNDING

For the years ended December 31, 1999, 1998 and 1997, the Partnership incurred no research and development expenses related to the RMP program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes for research and development expenses for Cereport from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During 1999, 1998 and 1997, Alkermes provided such services to the Partnership and has confirmed its intention to provide such services through at least March 31, 2001. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After December 31, 1999, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) DIRECTORS OF THE GENERAL PARTNER.

         Richard F. Pops, age 37, has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes. Mr. Pops is also a director of Neurocrine Biosciences, Inc.

         James M. Frates, age 32, has been a director of the General Partner since June 1998. Mr. Frates has also been the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Alkermes since June 1998. From June 1996 to July 1998, he was a Vice President and Senior Associate of Robertson Stephens & Company. In June 1996, he obtained his M.B.A. from Harvard Business School. From July 1992 through September 1994, he was a Senior Associate of Robertson Stephens.

         Dhan Pai, age 37, has been a director of the General Partner since March 2000. Mr Pai has been a Managing Director of PaineWebber Incorporated since 1990. Mr. Pai is also a director of Repligen Development Corporation, the general partner of Repligen Clinical Partners, L.P.

         Robin Stanley, age 39, has been a director of the General Partner since March 2000. Ms. Stanley has been a Vice President of PaineWebber Developmet Corporation since 1989. Ms. Stanley is also a director of Repligen Development Corporation, the general partner of Repligen Clinical Partners, L.P.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of all directors who own any class of the Partnership's securities and all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 7, 2000 is as follows:

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

                              Robin Stanley                           1/2 Class A Limited          Less than 1%
                              c/o PaineWebber Inc.                    Partnership Interest
                              703 Trancas Street
                              Napa, CA 94588

Class B Limited               PaineWebber Development                 One Class B Limited            100.0%
Partnership Interest          Corporation                             Partnership Interest
                              1285 Avenue of the
                              Americas
                              New York, NY  10019

         Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 7, 2000 none of the directors or officers of the General Partner have any security ownership in the Partnership other than as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Pops and Mr. Frates are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In the year ended December 31, 1999, Alkermes made capital contributions to the Partnership, through the General Partner, of $44,112 to cover all of the Partnership's expenses.

         The purchase price for Class A Units was paid in four annual installments. The final payment was due on April 15, 1995. The holders of 74 Class A Units failed to pay all of such payments and the Partnership foreclosed on such units. In February and April 1996, Alkermes subsequently purchased these Class A Units for approximately $2,052,000, the amount of the uncollected payments. Such amount was recorded as equity inflows in 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of the Report:

          (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

               Independent Auditors' Report.

               Balance Sheets, December 31, 1999 and 1998.

               Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

               Statements of Changes in Partners' Capital for the Years Ended December 31, 1999, 1998 and 1997.

               Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

                                     ALKERMES CLINICAL PARTNERS, L.P.
                                     (Registrant)

                                     By its General Partner

                                     ALKERMES DEVELOPMENT CORPORATION II

Date: March 30, 2000                 By: /s/ RICHARD F. POPS
                                         ---------------------------------------
                                         Richard F. Pops
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Registrant on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                              DATE
/s/ RICHARD F. POPS                         Director, President and Chief               March 30, 2000
------------------------------------        Executive Officer (Principal
Richard F. Pops                             Executive Officer)


/s/ JAMES M. FRATES                         Director, Vice President,                   March 30, 2000
------------------------------------        Chief Financial Officer,
James M. Frates                             Treasurer and Assistant
                                            Secretary (Principal Financial
                                            and Accounting Officer)


/s/ DHAN PAI                                Director                                    March 30, 2000
------------------------------------
Dhan Pai


/s/ ROBIN STANLEY                           Director                                    March 30, 2000
------------------------------------
Robin Stanley


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