Form 10-Q
period 2000-03-31
ALKERMES CLINICAL PARTNERS LP
filed 2000-05-11
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

     / / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      043-145043
     -------------------                           ---------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


   64 SIDNEY STREET, CAMBRIDGE, MA                      02139-4136
----------------------------------------           ----------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                  ------------------------

                                 Not Applicable
-----------------------------------------------------------------------------
             Former name, former address, and former fiscal year, if
                           changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                          ALKERMES CLINICAL PARTNERS, L.P.

                                      INDEX
                                      -----

                                                                      PAGE NO.
PART I - FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Balance Sheets                                          3
                  -March 31, 2000 and December 31, 1999

                  Statements of Operations                                4
                 -Three months ended March 31, 2000 and 1999

                  Statements of Cash Flows                                5
                  -Three months ended March 31, 2000 and 1999

                  Notes to Financial Statements                           6

       Item 2.    Management's Discussion and Analysis of                 8
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

       Item 6.    Exhibits, Financial Statement Schedules and Reports     11
                           on Form 8-K

SIGNATURES                                                                12

EXHIBIT INDEX                                                             13



                                      (2)

ITEM 1.       FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                                BALANCE SHEETS
                                 (Unaudited)



                                                  March 31,       December 31,
                                                    2000              2000
                                                ------------      ------------
                              ASSETS

Total Assets                                        $--             $--
                                                ------------      ------------
                                                ------------      ------------


                 LIABILITIES AND PARTNERS' CAPITAL

Total Liabilities and Partners' Capital             $--             $--
                                                ------------      ------------
                                                ------------      ------------




See notes to financial statements.




                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months          Three Months
                                                      Ended                 Ended
                                                    March 31,             March 31,
                                                      2000                  1999
                                                ----------------      ----------------
Revenue:                                               $--                   $--
                                                ----------------      ----------------

Expenses:
    General and administrative                       7,754                 18,208
                                                ----------------      ----------------
                                                     7,754                 18,208
                                                ----------------      ----------------

Net loss                                           ($7,754)              ($18,208)
                                                ----------------      ----------------
                                                ----------------      ----------------

Net Loss Per Class A and B Unit                        $--                    $--
                                                ----------------      ----------------
                                                ----------------      ----------------

Average Class A and B Units Outstanding                921                    921
                                                ----------------      ----------------
                                                ----------------      ----------------



See notes to financial statements.



                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Three Months          Three Months
                                                         Ended                 Ended
                                                       March 31,             March 31,
                                                         2000                  1999
                                                   ----------------      ----------------
Cash flows from operating activities:
 Net loss                                              ($7,754)              ($7,754)
                                                   ----------------      ----------------
      Net cash used by operating activities             (7,754)               (7,754)
                                                   ----------------      ----------------

Cash flows from financing activities:
 General Partner's capital contributions                 7,754                18,208
                                                   ----------------      ----------------

Net decrease in cash and cash equivalents                   --                    --

Cash and cash equivalents, beginning of period              --                    --
                                                   ----------------      ----------------

Cash and cash equivalents, end of period                   $--                   $--
                                                   ----------------      ----------------
                                                   ----------------      ----------------




See notes to financial statements.


                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.  BASIS OF PRESENTATION
    ---------------------

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three month periods ended March 31, 2000 and 1999, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, which includes financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST
    -------------------------------------------------------

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the three months ended March 31, 2000 and 1999.

3.  COMPLETION OF SCHEDULED FUNDING
    -------------------------------

For the three months ended March 31, 2000 and 1999, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of the product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.


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

After March 31, 2000, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.



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



                                     (8)

RESULTS OF OPERATIONS

REVENUES

The Partnership had no revenue for the three months ended March 31, 2000 and 1999. The Partnership anticipates that it will have no revenues in the foreseeable future.

EXPENSES

Research and development expenses for the three months ended March 31, 2000 and 1999 were both zero. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three months ended March 31, 2000 were $7,754 as compared to $18,208 for the three months ended March 31, 1999. The decrease was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Partnership had no remaining assets or liabilities.

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

The Partnership was funding research and development expenses for Cereport from capital contributions received from Partners. Such development was and continues to be conducted for the Partnership by Alkermes pursuant to the Product Development Agreement. The research and development funding to Alkermes ended during the quarter ended June 30, 1996, when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Effective September 30, 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

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

After March 31, 2000, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.






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

                          4.1(a)            Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
                                            Limited Partnership, dated as of September 29, 1992.*

                          4.1(b)            Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
                                            Limited Partnership, dated as of March 30, 1993.*

                          27                Financial Data Schedule.


* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

          (b) During the quarter ended March 31, 2000, the Registrant filed no reports on Form 8-K.


                                     (11)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALKERMES CLINICAL PARTNERS, L.P.
                                  (Registrant)

                                  By its General Partner

                                  ALKERMES DEVELOPMENT CORPORATION II



Date:  May 11, 2000                By:   /S/ RICHARD F. POPS
                                       -------------------------------------
                                       Richard F. Pops
                                       Director, President and Chief Executive
                                       Officer (Principal Executive Officer)



Date:  May 11, 2000                By:   /S/ JAMES M. FRATES
                                       ------------------------------------
                                       James M. Frates
                                       Director, Vice President, Chief
                                       Financial Officer, Treasurer and
                                       Assistant Secretary (Principal
                                       Financial and Accounting Officer)




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