Form 10-Q
period 2000-06-30
ALKERMES CLINICAL PARTNERS LP
filed 2000-08-14
CIK 1000688

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

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

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                      INDEX

                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION

        Item 1.    Financial Statements

                           Balance Sheets                                3
                           -June 30, 2000 and December 31, 1999

                           Statements of Operations                      4
                           -Three months ended June 30, 2000 and 1999
                           -Six months ended June 30, 2000 and 1999

                           Statements of Cash Flows                      5
                           -Six months ended June 30, 2000 and 1999

                           Notes to Financial Statements                 6

        Item 2.    Management's Discussion and Analysis of               8
                   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

        Item 6.    Exhibits, Financial Statement Schedules and Reports   11
                   on Form 8-K

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13




                                      (2)

ITEM 1.       FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A Limited Partnership)
                                BALANCE SHEETS
                                  (Unaudited)

                                                    June 30,       December 31,
                                                      2000             1999
                                                  --------------   -------------

                                   A S S E T S

Total Assets                                                $--             $--
                                                  ==============   =============


           L I A B I L I T I E S  A N D  P A R T N E R S'  C A P I T A L


Total Liabilities and Partners' Capital                     $--             $--
                                                  ==============   =============





See notes to financial statements.








                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three Months    Three Months      Six Months      Six Months
                                      Ended            Ended           Ended           Ended
                                     June 30,        June 30,         June 30,        June 30,
                                       2000            1999             2000            1999
                                   -------------   --------------   -------------   -------------
Revenue                                     $--              $--             $--             $--
                                   -------------   --------------   -------------   -------------

Expenses:
    General and administrative            3,053            2,695          10,807          20,903
                                   -------------   --------------   -------------   -------------
                                          3,053            2,695          10,807          20,903
                                   -------------   --------------   -------------   -------------

Net loss                                ($3,053)         ($2,695)       ($10,807)       ($20,903)
                                   =============   ==============   =============   =============

Net Loss Per Class A and B Unit             $--              $--             $--             $--
                                   =============   ==============   =============   =============

Average Units Outstanding                   921              921             921             921
                                   =============   ==============   =============   =============














See notes to financial statements.






                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                  Six Months     Six Months
                                                    Ended           Ended
                                                   June 30,       June 30,
                                                     2000           1999
                                                 -------------  --------------
Cash flows from operating activities:
   Net loss                                          ($10,807)       ($20,903)

                                                 -------------  --------------
Net cash used for operating activities                (10,807)        (20,903)
                                                 -------------  --------------

Cash flows from financing activities:
   General Partner capital contributions               10,807          20,903
                                                 -------------  --------------


Net change in cash and cash equivalents                    --              --

Cash and cash equivalents, beginning of period             --              --

                                                 =============  ==============
Cash and cash equivalents, end of period                  $--             $--
                                                 =============  ==============



See notes to financial statements.

                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 2000 and 1999, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, which includes financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to Alkermes Development Corporation II (the "General Partner"). There were no losses attributable to the Limited Partners for the three and six months ended June 30, 2000 and 1999.

3.  COMPLETION OF SCHEDULED FUNDING

For the three and six months ended June 30, 2000 and 1999, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of the product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.



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

After June 30, 2000, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.



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



                                      (8)

RESULTS OF OPERATIONS

REVENUES

The Partnership had no revenue for the three and six months ended June 30, 2000 and 1999. The Partnership anticipates that it will have no revenues in the foreseeable future.

EXPENSES

The Partnership had no research and development expenses for the three and six months ended June 30, 2000 and 1999. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and six months ended June 30, 2000 were $3,053 and $10,807 as compared to $2,695 and $20,903 for the three and six months ended June 30, 1999. The increase for the three months ended June 30, 2000 compared to June 30, 1999 was a result of increased professional service fees. The decrease for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Partnership had no remaining assets or liabilities.

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




                                      (9)

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

After June 30, 2000, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.




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

                               4.1(a)            Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
                                                 Limited Partnership, dated as of September 29, 1992.*

                               4.1(b)            Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
                                                 Limited Partnership, dated as of March 30, 1993.*

                               27                Financial Data Schedule.



* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

              (b) During the quarter ended June 30, 2000, the Registrant filed no reports on Form 8-K.



                                      (11)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALKERMES CLINICAL PARTNERS, L.P.
                              (Registrant)

                              By its General Partner

                              ALKERMES DEVELOPMENT CORPORATION II



Date:  August 14, 2000               By: /S/ RICHARD F. POPS
                                        -------------------------------------
                                        Richard F. Pops
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)



Date:  August 14, 2000               By: /S/ JAMES M. FRATES
                                        ------------------------------------
                                         James M. Frates
                                         Director, Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary (Principal
                                         Financial and Accounting Officer)




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