Form 10-Q
period 2000-09-30
ALKERMES CLINICAL PARTNERS LP
filed 2000-11-13
CIK 1000688

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         --------------------------------------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   043-145043
                       -----------------------------------
                                (I.R.S. Employer
                               Identification No.)

                         64 Sidney Street, Cambridge, MA
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                   02139-4136
                       -----------------------------------
                                   (Zip Code)

Registrant's telephone number including area code: (617) 494-0171
                                                   --------------

                                 Not Applicable
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------

PART I - FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Balance Sheets                                                                 3
                           -September 30, 2000 and December 31, 1999

                           Statements of Operations                                                       4
                           -Three months ended September 30, 2000 and 1999
                           -Nine months ended September 30, 2000 and 1999

                           Statements of Cash Flows                                                       5
                           -Nine months ended September 30, 2000 and 1999

                           Notes to Financial Statements                                                  6

                Item 2.    Management's Discussion and Analysis of                                        8
                           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

                Item 6.    Exhibits, Financial Statement Schedules and Reports                           11
                           on Form 8-K

SIGNATURES                                                                                               12

EXHIBIT INDEX                                                                                            13


                                      (2)

ITEM 1.       FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,     December 31,
                                                                                   2000             1999
                                                                               ------------     ------------

                                             A S S E T S

Total Assets                                                                      $--               $--
                                                                                  ===               ===


                     L I A B I L I T I E S   A N D   P A R T N E R S'   C A P I T A L


                                                                                  ---               ---
Total Liabilities and Partners' Capital                                           $--               $--
                                                                                  ===               ===






See notes to financial statements.

                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months       Three Months         Nine Months        Nine Months
                                               Ended              Ended               Ended               Ended
                                            September 30,      September 30,        September 30,      September 30,
                                                2000               1999                2000                1999
                                           -------------       -------------        -------------      -------------

Revenue                                           $--                  $--                 $--                $--
                                                -----                -----              ------             ------

Expenses:
     General and administrative                 6,615                4,021              17,422             24,924
                                                -----                -----              ------             ------
                                                6,615                4,021              17,422             24,924
                                                -----                -----              ------             ------

Net loss                                      ($6,615)             ($4,021)           ($17,422)          ($24,924)
                                              =======              =======            ========           ========

Net Loss Per Class A and B Unit                   $--                  $--                 $--                $--
                                                  ===                  ===                 ===                ===

Average Units Outstanding                         921                  921                 921                921
                                                  ===                  ===                 ===                ===















See notes to financial statements.

                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                             September 30,      September 30,
                                                                 2000               1999
                                                            -------------      -------------

Cash flows from operating activities:
    Net loss                                                      ($17,422)          ($24,924)
                                                                  --------           --------
                   Net cash used for operating activities          (17,422)           (24,924)
                                                                   -------            -------
Cash flows from financing activities:
    General Partner capital contributions                           17,422             24,924
                                                                    ------             ------


Net change in cash and cash equivalents                                 --                 --

Cash and cash equivalents, beginning of period                          --                 --
                                                                       ---                ---
Cash and cash equivalents, end of period                               $--                $--
                                                                       ===                ===




See notes to financial statements.

                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and nine month periods ended September 30, 2000 and 1999, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, which includes financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2. NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to Alkermes Development Corporation II (the "General Partner"). There were no losses attributable to the Limited Partners for the three and nine months ended September 30, 2000 and 1999.

3. COMPLETION OF SCHEDULED FUNDING

For the three and nine months ended September 30, 2000 and 1999, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of the product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.

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

After September 30, 2000, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

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

                                      (8)

RESULTS OF OPERATIONS

REVENUES

The Partnership had no revenue for the three and nine months ended September 30, 2000 and 1999. The Partnership anticipates that it will have no revenues in the foreseeable future.

EXPENSES

The Partnership had no research and development expenses for the three and nine months ended September 30, 2000 and 1999. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and nine months ended September 30, 2000 were $6,615 and $17,422 as compared to $4,021 and $24,924 for the three and nine months ended September 30, 1999. The increase for the three months ended September 30, 2000 compared to September 30, 1999 was mainly a result of increased professional service fees. The decrease for the nine months ended September 30, 2000 compared to September 30, 1999 was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Partnership had no remaining assets or liabilities.

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

After September 30, 2000, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.

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

                               4.1(a)            Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
                                                 Limited Partnership, dated as of September 29, 1992.*

                               4.1(b)            Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
                                                 Limited Partnership, dated as of March 30, 1993.*

                               27                Financial Data Schedule.


*Incorporated by reference to Exhibits to the Registrant's Registration
 Statement on Form 10 filed September 13, 1995.

             (b) During the quarter ended September 30, 2000, the Registrant filed no reports on Form 8-K.

                                      (11)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALKERMES CLINICAL PARTNERS, L.P.
                              (Registrant)

                              By its General Partner

                              ALKERMES DEVELOPMENT CORPORATION II



Date:  November 13, 2000         By:   /s/ Richard F. Pops
                                      -------------------------------------
                                      Richard F. Pops
                                      Director, President and Chief Executive
                                      Officer (Principal Executive Officer)



Date:  November 13, 2000         By:   /s/ James M. Frates
                                      ------------------------------------
                                      James M. Frates
                                      Director, Vice President, Chief
                                      Financial Officer, Treasurer and
                                      Assistant Secretary (Principal
                                      Financial and Accounting Officer)

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