Form 10-K405
period 2000-12-31
ALKERMES CLINICAL PARTNERS LP
filed 2001-04-02
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                               043-145043
---------------------------------------------            ------------------------------------
(State or other jurisdiction of organization)            (I.R.S. Employer Identification No.)

    64 Sidney Street, Cambridge, MA                                    02139-4136
----------------------------------------                               ----------
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number including area code:         (617) 494-0171
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:   Class A Limited
                                                            Partnership Interest
                                                            --------------------
                                                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock held by non-affiliates of the Registrant: There is no voting equity security of the Registrant and there is no market, public or private, for the equity securities of the Registrant.

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

     The Partnership's funds have been expended and no United States Food and Drug Administration ("FDA") marketing approval has been received for the sale by or on behalf of the Partnership of any Product in the Field of Activity. In this circumstance, the Product Development Agreement provides that the General Partner is to determine the amount of additional funds required by the Partnership in the upcoming year, and the Company will have the right, in its sole discretion, to contribute such funds to the Partnership or to pay such funds in any manner to which the Company and the General Partner agree (including the direct payment of research and development expenses). The Company is paying and intends to continue to pay research and development expenses directly.

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

     Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials both of intravenous and intra-arterial Cereport and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous Cereport and carboplatin and one multi-center Phase II clinical trial of intra-arterial Cereport and carboplatin were completed. The results of the three Phase II intravenous Cereport clinical trials provided the basis for the Company's decision to proceed in the United States and Europe into study ALK01-040, a Phase III clinical trial of intravenous Cereport and carboplatin in patients with newly diagnosed brain tumors.

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

METASTATIC BRAIN TUMOR

     We conducted a Phase I/II clinical trial of Cereport and carboplatin in patients with metastatic brain tumors, or tumors that have spread to the brain from other sites in the body. The study also included a dose escalation component, in which progressively larger doses of Cereport are being investigated in this patient population. The clinical trial phase of this study was completed in 1999. The results of this trial were presented to ALZA Corporation ("ALZA") in 2000.

PEDIATRIC BRAIN TUMOR

     The Pediatric Branch of the National Cancer Institute ("NCI") has completed one study and is conducting a second study of Cereport and carboplatin in pediatric patients with primary brain tumors. The first study began in August 1996 and enrolled 25 patients. The study was a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who have failed other therapies. The study was completed in August 1999. The second study began in June 1998, and is a Phase II multi-center study, in pediatric brain tumor patients. Ten centers are enrolling up to a total of 146 children over two to four years.

     An investigator sponsored investigational new drug application to study the radiosensitization effect of Cereport and carboplatin given with radiation therapy in pediatric brain stem gliomas began in 2001. This study is being managed by the Children's Oncology Group in coordination with the NCI. Eight centers will enroll up to a total of 36 children over two years.

COLLABORATION WITH ALZA CORPORATION

     As of September 30, 1997, Alkermes and ALZA entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. During the past year Alkermes presented a final report to ALZA of two Phase II clinical trials that use Cereport in combination with carboplatin for the treatment of brain tumors. ALZA is considering those final reports and its interest in continuing development of Cereport. If ALZA decides not to continue development of Cereport, we will consider whether to develop Cereport on our own or to seek another partner. If ALZA chooses to continue the development of Cereport, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product. If ALZA does not exercise its option, funding for the further development of Cereport would have to be obtained from Alkermes or a third party. There can be no assurance that such funding could be obtained and that development of Cereport would not suffer a material set back in its development.

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

     Alkermes has exclusive rights through a licensing agreement to two issued United States patents and corresponding foreign patent applications in many countries relating to RMPs. The United States patents that have been licensed to the Company will expire in the year 2013. Under this licensing agreement, the Company currently pays minimum annual royalties. During the fiscal year ended March 31, 2000, such fees were $50,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

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

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Partnership and Alkermes face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of RMP product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including its collaborators, and drug delivery companies. The General Partner believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumors and central nervous system infections being tested in the United States and Europe. There can be no assurance that developments by others will not render RMP product candidates or technologies obsolete or noncompetitive or that the Company's collaborators will not choose to use competing drug delivery methods. At the present time, Alkermes has no sales force, commercial manufacturing capability for Cereport or marketing experience. In addition, many of the competitors and potential competitors of the Partnership and Alkermes have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than does Alkermes. Many of these competitors also have significantly greater experience than Alkermes in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. There can be no assurance that the Company will be able to compete successfully with such companies. The existence of products developed by the Company's competitors, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

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

EMPLOYEES

     The Partnership and the General Partner do not have any full-time employees. As of March 13, 2001, Alkermes had approximately 400 full-time employees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

ITEM 2. PROPERTIES

     The Registrant and the General Partner do not own or lease any property. Alkermes leases and occupies approximately 72,000 square feet at its corporate headquarters in Cambridge, Massachusetts, a portion of which is used by Alkermes in the performance of its obligations to the Partnership. Additionally, during 2000 Alkermes entered into a lease for a new facility to be constructed adjacent to its current headquarters for approximately 145,000 square feet of laboratory, clinical manufacturing and office space. Both leases contain provisions permitting Alkermes to extend the term of such leases for up to two ten-year periods. Alkermes believes that these facilities are adequate for its preclinical and clinical operations. Alkermes does not manufacture and does not expect to manufacture Cereport for clinical trials. Alkermes has engaged a third party to manufacture preclinical, clinical and commercial supplies of Cereport.

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

     As of March 13, 2001, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,105 holders of Class A Partnership Interests.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Year Ended December 31,
                                        ----------------------------------------------------------------------------------------
                                        1996                 1997                 1998                 1999                 2000
                                        ----                 ----                 ----                 ----                 ----

Statements of Operations
Data (1):
---------

Total Revenues                      $    11,481          $       232          $        --          $        --          $        --
Total Expenses                        4,920,997                4,764               29,348               44,112               37,870
Net Loss                             (4,909,516)              (4,532)             (29,348)             (44,112)             (37,870)

Net Loss Per Class A
and B Unit                          $    (5,238)         $       (--)         $       (--)         $       (--)         $       (--)
                                    ===========          ===========          ===========          ===========          ===========

Average Class A and B Units
Outstanding                                 921                  921                  921                  921                  921
                                    ===========          ===========          ===========          ===========          ===========

                                        1996                 1997                 1998                 1999                 2000
                                        ----                 ----                 ----                 ----                 ----

Balance Sheets Data:
--------------------
Total Assets                        $    32,804          $        --          $        --          $        --          $        --
Long-term Obligations                        --                   --                   --                   --                   --

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may", "will", "expects", "anticipates", "believes", "estimates", "continues" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

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

RESULTS OF OPERATIONS

     Years ended December 31, 2000 and 1999

          Revenue

     The Partnership had no revenue for the years ended December 31, 2000 and 1999. The Partnership anticipates that it will have no revenues in the foreseeable future.

          Expenses

     Research and development expenses for the years ended December 31, 2000 and 1999 were both zero. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

     General and administrative expenses for the year ended December 31, 2000 were $37,870 as compared to $44,112 for the year ended December 31, 1999. The decrease was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

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

QUARTERLY FINANCIAL INFORMATION

     The following table sets forth certain unaudited quarterly data of the Partnership for each of the quarters during calendar years 1999 and 2000. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results of the Partnership's operations are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

                                                                         QUARTERS ENDED
                                                 -------------------------------------------------------------------
                                                 MARCH 31,          JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                   2000               2000              2000                2000
                                                 -------------------------------------------------------------------

Revenue:                                         $     --           $     --           $     --           $     --
                                                 --------           --------           --------           --------

Expenses:
 General and administrative                         7,754              3,053              6,615             20,448
                                                 --------           --------           --------           --------
                                                    7,754              3,053              6,615             20,448
                                                 --------           --------           --------           --------

Net Loss                                         $( 7,754)          $( 3,053)          $( 6,615)          $(20,448)
                                                 ========           ========           ========           ========

Net Loss Per Class A and B Unit                  $     --           $     --           $     --           $     --
                                                 ========           ========           ========           ========

Average Class A and B Units Outstanding               921                921                921                921
                                                 ========           ========           ========           ========



                                                                         QUARTERS ENDED
                                                 -------------------------------------------------------------------
                                                 MARCH 31,          JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                   1999               1999              1999               1999
                                                 -------------------------------------------------------------------

Revenue:                                         $     --           $     --           $     --           $     --
                                                 --------           --------           --------           --------

Expenses:
   General and administrative                      18,208              2,695              4,021             19,188
                                                 --------           --------           --------           --------
                                                   18,208              2,695              4,021             19,188
                                                 --------           --------           --------           --------

Net Loss                                         $(18,208)          $( 2,695)          $( 4,021)          $(19,188)
                                                 ========           ========           ========           ========

Net Loss Per Class A and B Unit                  $     --           $     --           $     --           $     --
                                                 ========           ========           ========           ========

Average Class A and B Units Outstanding               921                921                921                921
                                                 ========           ========           ========           ========

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Partnership had no remaining assets or liabilities.

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

     After December 31, 2000, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)



          Financial Statements as of December 31, 2000 and 1999 and for
                      Each of the Three Years in the Period
            Ended December 31, 2000 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Partners of
  Alkermes Clinical Partners, L.P.
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Partnership completed its development funding to Alkermes, Inc. (an affiliate) and none of the partners are obligated to make any further capital contributions to the Partnership. Alkermes, Inc., through the General Partner, is obligated to continue to provide administrative services at its expense after the Partnership's assets are depleted to maintain its purchase option with the limited partners and has indicated that it intends to cause the General Partner to perform such administrative services at its expense, unless it exercises its purchase option and acquires all the interests.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 21, 2001

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)


BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                2000            1999

ASSETS


TOTAL ASSETS                                  $     --        $     --
                                              ========        ========

LIABILITIES AND PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $     --        $     --
                                              ========        ========



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)


STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                               2000         1999        1998

REVENUE:                                    $      --    $      --     $     --
                                            ---------    ---------     --------

EXPENSES:
  General and administrative                   37,870       44,112       29,348
                                            ---------    ---------     --------
                                               37,870       44,112       29,348
                                            ---------    ---------     --------

NET LOSS                                    $ (37,870)   $ (44,112)    $(29,348)
                                            =========    =========     ========

NET LOSS PER CLASS A AND B UNIT             $      --    $      --     $     --
                                            =========    =========     ========

AVERAGE CLASS A AND B UNITS OUTSTANDING           921          921          921
                                            =========    =========     ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                               GENERAL
                                               PARTNER     TOTAL

BALANCE, JANUARY 1, 1998                      $     --   $     --

     General Partner's capital contributions    29,348     29,348

     Net loss for year                         (29,348)   (29,348)
                                              --------   --------

BALANCE, DECEMBER 31, 1998                          --         --

     General Partner's capital contributions    44,112     44,112

     Net loss for year                         (44,112)   (44,112)
                                              --------   --------

BALANCE, DECEMBER 31, 1999                          --         --

     General Partner's capital contributions    37,870     37,870

     Net loss for year                         (37,870)   (37,870)
                                              --------   --------

BALANCE, DECEMBER 31, 2000                    $     --   $     --
                                              ========   ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)



STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                2000       1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(37,870)  $(44,112)  $(29,348)
                                                              --------   --------   --------

                   Net cash used by operating activities       (37,870)   (44,112)   (29,348)
                                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    General Partner's capital contributions                     37,870     44,112     29,348
                                                              --------   --------   --------

                   Net cash provided by financing activities    37,870     44,112     29,348
                                                              --------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           --         --         --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        --         --         --
                                                              --------   --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $     --   $     --   $     --
                                                              ========   ========   ========



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------




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

On April 10, 1992, the Partnership and Alkermes sold in a private placement (i) 920 Class A units, each unit (a "Class A Unit") consisting of one Class A limited partnership interest in the Partnership and warrants to purchase shares of Alkermes common stock, and (ii) one Class B unit (the "Class B Unit") consisting of one Class B limited partnership interest (the "Class B Interest") in the Partnership and warrants to purchase shares of Alkermes common stock. The purchase price was $50,000 for each Class A Unit, $10,718 of which was paid at the time of subscription, and the balance of which was evidenced by an investor note (each, an "Investor Note" and collectively, the "Investor Notes"), $12,372 of which was paid during 1993, $14,166 of which was paid during 1994 and the remainder of which was paid in April 1995. The purchase price for the Class B Unit was $100,000, $21,000 of which was paid at the time of subscription, and the balance of which was evidenced by a promissory note, $24,744 of which was paid during 1993, $28,332 of which was paid during 1994 and the remainder of which was paid in April 1995. All warrants issued in the private placement have expired, unless exercised earlier.

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

USE OF ESTIMATES - The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates.

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the years ended December 31, 2000, 1999 and 1998.

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

4.  PARTNERSHIP PURCHASE OPTION

In consideration for the warrants to purchase Alkermes common stock, each Limited Partner has granted to Alkermes an option to purchase (the "Purchase Option"), under certain circumstances, the limited partnership interest in the Partnership held by such Limited Partner. Upon the exercise of the Purchase Option, each owner of a Class A limited partnership interest (a "Class A Limited Partner") will be entitled to receive an initial payment of, at the option of Alkermes, $40,000 in cash or approximately $42,100 in Alkermes' common stock, as well as certain additional payments (which are subject to certain limitations) based on Alkermes' net revenues from sales of RMPs in the United States, Canada and Europe (the "royalty stream") as follows:

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

6.  COMPLETION OF SCHEDULED FUNDING

For the years ended December 31, 2000, 1999 and 1998, the Partnership incurred no research and development expenses related to the RMP program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes for research and development expenses for Cereport from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During 2000, 1999 and 1998, Alkermes provided such services to the Partnership and has confirmed its intention to provide such services through at least March 31, 2002. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After December 31, 2000, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  DIRECTORS OF THE GENERAL PARTNER.

     Richard F. Pops, age 39 has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes. Mr. Pops also serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), the Massachusetts Biotechnology Council (MBC) and The Brain Tumor Society (a non-profit organization).

     James M. Frates, age 33, has been a director of the General Partner since June 1998. Mr. Frates has also been the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Alkermes since June 1998. From June 1996 to July 1998, he was a Vice President and Senior Associate of Robertson Stephens & Company. In June 1996, he obtained his M.B.A. from Harvard Business School. From July 1992 through September 1994, he was a Senior Associate of Robertson Stephens.

     Robin Stanley, age 40, has been a director of the General Partner since March 2000. Ms. Stanley has been a Vice President of PaineWebber Development Corporation since 1989. Ms. Stanley is also a director of Repligen Development Corporation, the general partner of Repligen Clinical Partners, L.P.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of all directors who own any class of the Partnership's securities and all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 13, 2001 is as follows:

                               Name and Address of                                                       Percent of
Title of Class                 Beneficial Owner                      Beneficial Ownership                   Class
--------------                 -------------------                   --------------------                ----------

General Partner Interest       Alkermes Development                  One General Partner Interest             100.0%
                               Corporation II
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

     Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 13, 2001 none of the directors or officers of the General Partner have any security ownership in the Partnership other than as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Pops and Mr. Frates are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In the year ended December 31, 2000, Alkermes made capital contributions to the Partnership, through the General Partner, of $37,870 to cover all of the Partnership's general and administrative expenses.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of the Report:

          (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

               Independent Auditors' Report.

               Balance Sheets, December 31, 2000 and 1999.

               Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998.

               Statements of Changes in Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998.

               Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

               Notes to Financial Statements.

          (2)  Financial Statement Schedules:

               Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

          (3)  Exhibits

Exhibit
Number
-------

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

 4.1(b)        Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited
               Partnership, dated as of March 30, 1993.*

10.1           Product Development Agreement, dated as of March 6, 1992, between the
               Partnership and Alkermes.*

10.2           Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

     (b) Since the beginning of the quarter ended December 31, 2000 the Registrant has not filed any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALKERMES CLINICAL PARTNERS, L.P.
                                       (Registrant)

                                       By its General Partner

                                       ALKERMES DEVELOPMENT
                                       CORPORATION II


Date: April 2, 2001                    By: /s/ Richard F. Pops
                                           ------------------------------------
                                           Richard F. Pops
                                           President and Chief Executive Officer

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

Signature                                 Title                                                Date
---------                                 -----                                                ----

/s/ Richard F. Pops                       Director, President and Chief                   April 2, 2001
-------------------                       Executive Officer (Principal
Richard F. Pops                           Executive Officer)

/s/ James M. Frates                       Director, Vice President,                       April 2, 2001
-------------------                       Chief Financial Officer,
James M. Frates                           Treasurer and Assistant
                                          Secretary (Principal Financial
                                          and Accounting Officer)

/s/ Robin Stanley                         Director                                        April 2, 2001
-------------------
Robin Stanley

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