Form 10-Q
period 2001-03-31
ALKERMES CLINICAL PARTNERS LP
filed 2001-05-15
CIK 1000688

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                 Not Applicable
   --------------------------------------------------------------------------
   Former name, former address, and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                                      (1)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                      INDEX


                                                                             Page No.
                                                                             --------

PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets                                               3
                    -March 31, 2001 and December 31, 2000

                    Statements of Operations                                     4
                    -Three months ended March 31, 2001 and 2000

                    Statements of Cash Flows                                     5
                    -Three months ended March 31, 2001 and 2000

                    Notes to Financial Statements                                6

          Item 2.   Management's Discussion and Analysis of                      8
                    Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6.   Exhibits, Financial Statement Schedules and Reports         11
                    on Form 8-K

SIGNATURES                                                                      12

EXHIBIT INDEX                                                                   13


                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,    December 31,
                                                                  2001           2000
                                                                ---------    ------------

                                     ASSETS

Total Assets                                                       $ --          $ --
                                                                   ====          ====


                        LIABILITIES AND PARTNERS' CAPITAL


Total Liabilities and Partners' Capital                            $ --          $ --
                                                                   ====          ====


See notes to financial statements.


                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months      Three Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                                   2001              2000
                                               ------------      ------------

Revenue:                                         $    --           $    --
                                                 -------           -------

Expenses:
    General and administrative                     2,043             7,754
                                                 -------           -------
                                                   2,043             7,754
                                                 -------           -------

Net loss                                         $(2,043)          $(7,754)
                                                 =======           =======

Net Loss Per Class A and B Unit                  $    --           $    --
                                                 =======           =======

Average Class A and B Units Outstanding              921               921
                                                 =======           =======


See notes to financial statements.


                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months       Three Months
                                                                      Ended              Ended
                                                                    March 31,          March 31,
                                                                       2001               2000
                                                                   ------------       ------------

Cash flows from operating activities:
    Net loss                                                          $(2,043)          $(7,754)

                                                                      -------           -------
                   Net cash used by operating activities               (2,043)           (7,754)
                                                                      -------           -------

Cash flows from financing activities:
    General Partner's capital contributions                             2,043             7,754
                                                                      -------           -------
                   Net cash provided by financing activities            2,043             7,754
                                                                      -------           -------

Net decrease in cash                                                       --                --

Cash, beginning of period                                                  --                --

                                                                      -------           -------
Cash, end of period                                                   $    --           $    --
                                                                      =======           =======


See notes to financial statements.


                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three month periods ended March 31, 2001 and 2000, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, which includes financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2. NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to Alkermes Development Corporation II (the "General Partner"). There were no losses attributable to the Limited Partners for the three months ended March 31, 2001 and 2000.

3. COMPLETION OF SCHEDULED FUNDING

For the three months ended March 31, 2001 and 2000, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.


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

After March 31, 2001, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.


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


                                      (8)

RESULTS OF OPERATIONS

Revenues

The Partnership had no revenue for the three months ended March 31, 2001 and 2000. The Partnership anticipates that it will have no revenues in the foreseeable future.

Expenses

The Partnership had no research and development expenses for the three months ended March 31, 2001 and 2000. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three months ended March 31, 2001 were $2,043 as compared to $7,754 for the three months ended March 31, 2000. The decrease for the three months ended March 31, 2001 compared to March 31, 2000 was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Partnership had no remaining assets or liabilities.

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

After March 31, 2001, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.


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

                      4.1          Alkermes Clinical Partners, L.P. Agreement of Limited
                                   Partnership, dated as of February 7, 1992.*

                      4.1(a)       Amendment No. 1 to Alkermes Clinical Partners, L.P.
                                   Agreement of Limited Partnership, dated as of
                                   September 29, 1992.*

                      4.1(b)       Amendment No. 2 to Alkermes Clinical Partners, L.P.
                                   Agreement of Limited Partnership, dated as of March
                                   30, 1993.*

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

          (b) Since the beginning of the quarter ended March 31, 2001 the Registrant has not filed any reports on Form 8-K.


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



                                        ALKERMES CLINICAL PARTNERS, L.P.
                                        (Registrant)

                                        By its General Partner

                                        ALKERMES DEVELOPMENT CORPORATION II


Date: May 15, 2001                      By: /s/ Richard F. Pops
                                            ------------------------------------
                                            Richard F. Pops
                                            Director, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)


Date: May 15, 2001                      By: /s/ James M. Frates
                                            ------------------------------------
                                            James M. Frates
                                            Director, Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Assistant Secretary (Principal
                                            Financial and Accounting Officer)


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