Form 10-Q
period 2001-06-30
ALKERMES CLINICAL PARTNERS LP
filed 2001-08-14
CIK 1000688

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from __________ to __________


Commission file number 0-26758


                        ALKERMES CLINICAL PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              043-145043
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


     64 Sidney Street, Cambridge, MA                              02139-4136
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number including area code:      (617) 494-0171
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

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets                                            3
                   -June 30, 2001 and December 31, 2000

                   Statements of Operations                                  4
                   -Three and six months ended June 30, 2001 and 2000

                   Statements of Cash Flows                                  5
                   -Six months ended June 30, 2001 and 2000

                   Notes to Financial Statements                             6

          Item 2.  Management's Discussion and Analysis of                   8
                   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6.  Exhibits, Financial Statement Schedules and Reports      11
                   on Form 8-K

SIGNATURES                                                                  12

EXHIBIT INDEX                                                               13





                                      (2)

ITEM 1.  FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                     June 30,      December 31,
                                                       2001            2000
                                                     --------      ------------

                                     ASSETS

Total Assets                                         $     --      $         --
                                                     ========      ============


                       LIABILITIES AND PARTNERS' CAPITAL


Total Liabilities and Partners' Capital              $     --      $         --
                                                     ========      ============




See notes to financial statements.





                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months    Three Months    Six Months      Six Months
                                            Ended           Ended         Ended           Ended
                                           June 30,        June 30,      June 30,        June 30,
                                            2001            2000           2001            2000
                                        ------------    ------------    ----------      ----------

Revenue                                    $    --         $    --        $    --        $     --
                                           -------         -------        -------        --------
Expenses:
     General and administrative              1,916           3,053          3,959          10,807
                                           -------         -------        -------        --------
                                             1,916           3,053          3,959          10,807
                                           -------         -------        -------        --------
Net Loss                                   $(1,916)        $(3,053)       $(3,959)       $(10,807)
                                           =======         =======        =======        ========
Net Loss Per Class A and B Unit            $    --         $    --        $    --        $     --
                                           =======         =======        =======        ========
Average Units Outstanding                      921             921            921             921
                                           =======         =======        =======        ========


See notes to financial statements.





                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Six Months    Six Months
                                                           Ended         Ended
                                                         June 30,      June 30,
                                                           2001          2000
                                                        ----------    ----------

Cash flows from operating activities:
    Net loss                                             $(3,959)     $(10,807)
                                                         -------      --------
           Net cash used by operating activities          (3,959)      (10,807)
                                                         -------      --------
Cash flows from financing activities:
    General Partner's capital contributions                3,959        10,807
                                                         -------      --------
           Net cash provided by financing activities       3,959        10,807
                                                         -------      --------
Net decrease in cash                                          --            --
Cash, beginning of period                                     --            --
                                                         -------      --------
Cash, end of period                                      $    --      $     --
                                                         =======      ========








See notes to financial statements.



                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 2001 and 2000, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, which includes financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to Alkermes Development Corporation II (the "General Partner"). There were no losses attributable to the Limited Partners for the three and six months ended June 30, 2001 and 2000.

3.  COMPLETION OF SCHEDULED FUNDING

For the three and six months ended June 30, 2001 and 2000, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.




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

After June 30, 2001, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.



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




                                      (8)

RESULTS OF OPERATIONS

Revenues

The Partnership had no revenue for the three and six months ended June 30, 2001 and 2000. The Partnership anticipates that it will have no revenues in the foreseeable future.

Expenses

The Partnership had no research and development expenses for the three and six months ended June 30, 2001 and 2000. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and six months ended June 30, 2001 were $1,916 and $3,959 as compared to $3,053 and $10,807 for the three and six months ended June 30, 2000. The decrease for the three and six months ended June 30, 2001 compared to June 30, 2000 was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Partnership had no remaining assets or liabilities.

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



                                      (9)

The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. Alkermes is obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Since the Partnership's current assets are depleted, Alkermes intends to continue to cause the General Partner to perform such services at its expense in order to maintain its Purchase Option with the Limited Partners, unless it exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After June 30, 2001, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes.




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

              4.1 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

              4.1(a)        Amendment No. 1 to Alkermes Clinical Partners, L.P.
                            Agreement of Limited Partnership, dated as of September 29, 1992.*

              4.1(b)        Amendment No. 2 to Alkermes Clinical Partners, L.P.
                            Agreement of Limited Partnership, dated as of March 30, 1993.*

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

         (b) Since the beginning of the quarter ended June 30, 2001 the Registrant has not filed any reports on Form 8-K.





                                      (11)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALKERMES CLINICAL PARTNERS, L.P.
                                    (Registrant)

                                    By its General Partner

                                    ALKERMES DEVELOPMENT CORPORATION II



Date: August 14, 2001               By: /s/ Richard F. Pops
                                        ---------------------------------------
                                        Richard F. Pops
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)



Date: August 14, 2001               By: /s/ James M. Frates
                                        ---------------------------------------
                                        James M. Frates
                                        Director, Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Secretary (Principal
                                        Financial and Accounting Officer)






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