Form 10-K405
period 2001-12-31
ALKERMES CLINICAL PARTNERS LP
filed 2002-04-01
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                  Commission file number 0-26758


                        ALKERMES CLINICAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         043-145043
----------------------------                           --------------------
(State or other jurisdiction                            (I.R.S. Employer
       of organization)                                 Identification No.)


    64 Sidney Street, Cambridge, MA                          02139-4136
----------------------------------------               --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:         (617) 494-0171
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Limited Partnership Interest
                      ------------------------------------
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

         The General Partner is obligated to begin reviews of the Marketing Program after the beginning of Phase II/III clinical trials for RMPs. If at any time the Board of Directors of the General Partner determines that the Research Program is infeasible or uneconomic and should be discontinued with respect to one or more products, or if the Board of Directors of the General Partner determines to discontinue the Marketing Program with respect to all Products, or if the Company decides not to contribute the additional funds to the Partnership which are determined by the General Partner to be required when all Partnership funds have been expended and no FDA marketing approval has been received for the sale of any product in the Field of Activity, the Product Development Agreement and the Purchase Option (as defined below under "The Purchase Agreement") will terminate.

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

PEDIATRIC BRAIN TUMOR

         The Pediatric Branch of the National Cancer Institute ("NCI") has completed one study and is conducting a second study of Cereport and carboplatin in pediatric patients with primary brain tumors. The first study began in August 1996 and enrolled 25 patients. The study was a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who have failed other therapies. The study was completed in August 1999. The second study began in June 1998, and is a Phase II multi-center study, in pediatric brain tumor patients. Up to ten centers are enrolling up to a total of 100 children over six years.

         An investigator sponsored investigational new drug application to study the radiosensitization effect of Cereport and carboplatin given with radiation therapy in pediatric brain stem gliomas began in 2001. This study is being managed by the Children's Oncology Group in coordination with the NCI. Eight centers will enroll up to a total of 36 children over four years.

COLLABORATION WITH ALZA CORPORATION

         As of September 30, 1997, Alkermes and ALZA entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. In fiscal year 1999, Alkermes presented a final report to ALZA of two Phase II clinical trials that use Cereport in combination with carboplatin for the treatment of brain tumors. During 2001, ALZA was acquired by Johnson & Johnson ("J&J") and is now a wholly-owned subsidiary of J&J. ALZA and J&J are still considering those final reports and their interest in continuing development of Cereport. If ALZA and J&J decide not to continue development of Cereport, we will consider whether to continue to develop Cereport on our own or to seek another partner. If ALZA and J&J choose to continue the development of Cereport, they will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA and J&J, they will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product. If ALZA and J&J do not exercise its option, funding for the further development of Cereport would have to be obtained from Alkermes or a third party. There can be no assurance that such funding could be obtained and that development of Cereport would not suffer a material set back in its development.

PATENTS AND PROPRIETARY RIGHTS

         The Partnership's success will be dependent, in part, on Alkermes' ability to obtain patent protection for its and the Partnership's products, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

         Alkermes has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. Alkermes has filed numerous United States and foreign patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to: permeabilizers, certain rights to which have been licensed to the Partnership, of which one United States patent was issued in each of May 1992, December 1993, April 1996, December 1996 and November 1997. In the future, the Company may file further United States and foreign patent applications directed to new or improved products and processes. No United States patent issued to the Company is expected to expire prior to 2010. Alkermes intends to file additional patent applications when appropriate and intends to defend its and the Partnership's patent positions.

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

EMPLOYEES

         The Partnership and the General Partner do not have any employees. As of March 18, 2002, Alkermes had approximately 509 employees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

ITEM 2.    PROPERTIES

         The Partnership and the General Partner do not own or lease any property. Alkermes leases and occupies approximately 72,000 square feet at its corporate headquarters in Cambridge, Massachusetts, a portion of which is used by Alkermes in the performance of its obligations to the Partnership. Additionally, during 2000 Alkermes entered into a new lease for a new facility to be constructed adjacent to its current headquarters for approximately 145,000 square feet of laboratory, clinical manufacturing and office space. Both leases contain provisions permitting Alkermes to extend the term of such leases for up to two ten-year periods. Alkermes believes that these facilities are adequate for its preclinical and clinical operations. Alkermes does not manufacture and does not expect to manufacture Cereport for clinical trials. Alkermes has engaged a third party to manufacture preclinical, clinical and commercial supplies of Cereport.

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

         As of March 18, 2002, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,105 holders of Class A Partnership Interests.

         There have been no cash distributions to the partners to date. Distributions in the future, if any, will be made by the General Partner to the partners as soon as practicable after the end of any fiscal quarter, in proportion to the partners' respective capital accounts as of the end of such quarter. Distributable cash, which must be distributed to the partners, is generally defined as the excess of cash revenues over certain expenditures and other amounts determined by the General Partner to be necessary for the proper operation of the Partnership's business. The capital account of each partner will be increased by such partner's cash contributions (net of selling commissions, investment banking fees, warrant valuation fees and financial advisory fees allocated to the Partner) to the Partnership decreased by the amount of any cash distribution and the fair market value of other property from the Partnership to such partner, and increased or decreased by such partner's allocation of the net gain or loss of the Partnership for Federal income tax purposes ("Profits" and "Losses," respectively). Partnership profits and losses are allocated 99% to the Limited Partners (pro rata to their capital accounts) and 1% to the General Partner.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    Year Ended December 31,
                                ----------------------------------------------------------------
                                  1997          1998          1999          2000          2001
                                --------      --------      --------      --------      --------
STATEMENTS OF OPERATIONS
DATA (1):

Total Revenues                  $    232      $     --      $     --      $     --      $     --
Total Expenses                     4,764        29,348        44,112        37,870        23,953
Net Loss                          (4,532)      (29,348)      (44,112)      (37,870)      (23,953)

Net Loss Per Class A
and B Unit                      $    (--)     $    (--)     $    (--)     $    (--)     $    (--)
                                ========      ========      ========      ========      ========

Average Class A and B Units
Outstanding                          921           921           921           921           921
                                ========      ========      ========      ========      ========

                                    1997          1998          1999          2000          2001
                                --------      --------      --------      --------      --------

BALANCE SHEETS DATA:
Total Assets                    $     --      $     --      $     --      $     --      $     --
Long-term Obligations                 --            --            --            --            --


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

     (i) clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;

     (ii) the Company could reduce or discontinue funding of Cereport;

     (iii) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport(TM) or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;

     (iv) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;

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

RESULTS OF OPERATIONS

     Years ended December 31, 2001 and 2000

        Revenue

     The Partnership had no revenue for the years ended December 31, 2001 and 2000. The Partnership anticipates that it will have no revenues in the foreseeable future.

        Expenses

     Research and development expenses for the years ended December 31, 2001 and 2000 were both zero. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

         General and administrative expenses for the year ended December 31, 2001 were $23,953 as compared to $37,870 for the year ended December 31, 2000. The decrease was mainly a result of decreased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

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

QUARTERLY FINANCIAL INFORMATION

         The following table sets forth certain unaudited quarterly data of the Partnership for each of the quarters during calendar years 2001 and 2000. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results of the Partnership's operations are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

                                                                     QUARTERS ENDED
                                               ------------------------------------------------------------
                                               MARCH 31,         JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                 2001             2001             2001             2001
                                               -----------------------------------------------------------
Revenue:                                       $     --         $     --         $     --         $     --
                                               --------         --------         --------         --------
Expenses:
 General and administrative                       2,043            1,916            4,887           15,107
                                               --------         --------         --------         --------
                                                  2,043            1,916            4,887           15,107
                                               --------         --------         --------         --------

Net Loss                                       $ (2,043)        $ (1,916)        $ (4,887)        $(15,107)
                                               ========         ========         ========         ========

Net Loss Per Class A and B Unit                $     --         $     --         $     --         $     --
                                               ========         ========         ========         ========

Average Class A and B Units Outstanding             921              921              921              921
                                               ========         ========         ========         ========


                                                                    QUARTERS ENDED
                                               ------------------------------------------------------------
                                               MARCH 31,        JUNE 30,       SEPTEMBER 30,   DECEMBER 31,
                                                 2000             2000             2000            2000
                                               -----------------------------------------------------------
Revenue:                                       $     --         $     --         $     --         $     --
                                               --------         --------         --------         --------
Expenses:
   General and administrative                     7,754            3,053            6,615           20,448
                                               --------         --------         --------         --------
                                                  7,754            3,053            6,615           20,448
                                               --------         --------         --------         --------

Net Loss                                       $ (7,754)        $ (3,053)        $ (6,615)        $(20,448)
                                               ========         ========         ========         ========

Net Loss Per Class A and B Unit                $     --         $     --         $     --         $     --
                                               ========         ========         ========         ========

Average Class A and B Units Outstanding             921              921              921              921
                                               ========         ========         ========         ========


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Partnership had no remaining assets or liabilities.

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

         After December 31, 2001, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:



                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)



          Financial Statements as of December 31, 2001 and 2000 and for
                      Each of the Three Years in the Period
            Ended December 31, 2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT



To the Partners of
  Alkermes Clinical Partners, L.P.
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2002

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                2001          2000

ASSETS


TOTAL ASSETS                                   $   --        $   --
                                               ======        ======


LIABILITIES AND PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $   --        $   --
                                               ======        ======


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                 2001             2000             1999

REVENUE:                                       $     --         $     --         $     --
                                               --------         --------         --------

EXPENSES:
     General and administrative                  23,953           37,870           44,112
                                               --------         --------         --------
                                                 23,953           37,870           44,112
                                               --------         --------         --------

NET LOSS                                       $(23,953)        $(37,870)        $(44,112)
                                               ========         ========         ========

NET LOSS PER CLASS A AND B UNIT                $     --         $     --         $     --
                                               ========         ========         ========

AVERAGE CLASS A AND B UNITS OUTSTANDING             921              921              921
                                               ========         ========         ========



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES  IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                     GENERAL
                                                     PARTNER           TOTAL

BALANCE, JANUARY 1, 1999                            $     --         $     --

     General Partner's capital contributions          44,112           44,112

     Net loss for year                               (44,112)         (44,112)
                                                    --------         --------

BALANCE, DECEMBER 31, 1999                                --               --

     General Partner's capital contributions          37,870           37,870

     Net loss for year                               (37,870)         (37,870)
                                                    --------         --------

BALANCE, DECEMBER 31, 2000                                --               --

     General Partner's capital contributions          23,953           23,953

     Net loss for year                               (23,953)         (23,953)
                                                    --------         --------

BALANCE, DECEMBER 31, 2001                          $     --         $     --
                                                    ========         ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                            2001             2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $(23,953)        $(37,870)        $(44,112)
                                                          --------         --------         --------

         Net cash used by operating activities             (23,953)         (37,870)         (44,112)
                                                          --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    General Partner's capital contributions                 23,953           37,870           44,112
                                                          --------         --------         --------

         Net cash provided by financing activities          23,953           37,870           44,112
                                                          --------         --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       --               --               --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    --               --               --
                                                          --------         --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $     --         $     --         $     --
                                                          ========         ========         ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


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

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the years ended December 31, 2001, 2000 and 1999.

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

6.  COMPLETION OF SCHEDULED FUNDING

For the years ended December 31, 2001, 2000 and 1999, the Partnership incurred no research and development expenses related to the RMP program, notwithstanding the continuing development of such product candidate. The Partnership was providing funding to Alkermes for research and development expenses for Cereport from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its purchase option with the Limited Partners.

Alkermes is also obligated, through the General Partner, to perform administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During 2001, 2000 and 1999, Alkermes provided such services to the Partnership and has confirmed its intention to provide such services through at least March 31, 2003. Alkermes intends to continue to cause the General Partner to perform such services at its expense since the Partnership's current assets are depleted, unless it exercises its Purchase Option and thereby acquires all the interests in the Partnership. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

After December 31, 2001, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) DIRECTORS OF THE GENERAL PARTNER.

         Richard F. Pops, age 40 has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes. Mr. Pops also serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), the Massachusetts Biotechnology Council (MBC) and Harvard Medical School Board of Fellows.

         James M. Frates, age 34, has been a director of the General Partner since June 1998. Mr. Frates has also been the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Alkermes since June 1998. From June 1996 to July 1998, he was a Vice President and Senior Associate of Robertson Stephens & Company. In June 1996, he obtained his M.B.A. from Harvard Business School. From July 1992 through September 1994, he was a Senior Associate of Robertson Stephens.

         Robin Stanley, age 41, has been a director of the General Partner since March 2000. Ms. Stanley has been a Vice President of PaineWebber Development Corporation since 1989. Ms. Stanley is also a director of Repligen Development Corporation, the general partner of Repligen Clinical Partners, L.P.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of all directors who own any class of the Partnership's securities and all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 18, 2002 is as follows:


                               Name and Address of                                                    Percent of
Title of Class                 Beneficial Owner                      Beneficial Ownership                Class
--------------                 ----------------                      --------------------            ------------
General Partner Interest       Alkermes Development                  One General Partner Interest         100.0%
                               Corporation II
                               64 Sidney Street
                               Cambridge, MA  02139

Class A Limited                PaineWebber R&D Partners              133 Class A Limited                   14.5%
Partnership Interests          III, L.P.                             Partnership Interests
                               1285 Avenue of the
                               Americas
                               New York, NY  10019

                               Alkermes, Inc.                        74 Class A Limited                     8.0%
                               64 Sidney Street                      Partnership Interests
                               Cambridge, MA  02139

                               Robin Stanley                         1/2 Class A Limited            Less than 1%
                               c/o PaineWebber Inc.                  Partnership Interest
                               703 Trancas Street
                               Napa, CA  94588

Class B Limited                PaineWebber Development               One Class B Limited                  100.0%
Partnership Interest           Corporation                           Partnership Interest
                               1285 Avenue of the Americas
                               New York, NY  10019


         Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 18, 2002 none of the directors or officers of the General Partner have any security ownership in the Partnership other than as described above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Pops and Mr. Frates are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In the year ended December 31, 2001, Alkermes made capital contributions to the Partnership, through the General Partner, of $23,953 to cover all of the Partnership's general and administrative expenses.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (b) Since the beginning of the quarter ended December 31, 2001 the Registrant has not filed any reports on Form 8-K.

     (c)  Documents filed as part of the Report:

          (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

               Independent Auditors' Report.

               Balance Sheets, December 31, 2001 and 2000.

               Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999.

               Statements of Changes in Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999.

               Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

                                           ALKERMES CLINICAL PARTNERS, L.P.
                                           (Registrant)

                                           By its General Partner

                                           ALKERMES DEVELOPMENT
                                           CORPORATION II


Date: April 1, 2002                   By:  /s/ Richard F. Pops
                                           -------------------------------------
                                           Richard F. Pops
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Registrant on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                     Date
---------                 -----                                     ----

/s/ Richard F. Pops       Director, President and Chief        April 1, 2002
--------------------      Executive Officer (Principal
Richard F. Pops           Executive Officer)


/s/ James M. Frates       Director, Vice President,            April 1, 2002
--------------------      Chief Financial Officer,
James M. Frates           Treasurer and Assistant
                          Secretary (Principal Financial
                          and Accounting Officer)


/s/ Robin Stanley         Director                             April 1, 2002
--------------------
Robin Stanley

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