Form 10-Q
period 2002-03-31
ALKERMES CLINICAL PARTNERS LP
filed 2002-05-14
CIK 1000688

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             043-145043
--------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


     64 Sidney Street, Cambridge, MA                            02139-4136
-----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code:  (617) 494-0171
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

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets                                              3
                 -March 31, 2002 and December 31, 2001

                 Statements of Operations                                    4
                 -Three months ended March 31, 2002 and 2001

                 Statements of Cash Flows                                    5
                 -Three months ended March 31, 2002 and 2001

                 Notes to Financial Statements                               6

         Item 2. Management's Discussion and Analysis of                     8
                 Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  10

PART II - OTHER INFORMATION

         Item 6. Exhibits, Financial Statement Schedules and Reports         11
                 on Form 8-K

SIGNATURES                                                                   12

EXHIBIT INDEX                                                                13


                                      (2)

ITEM 1.  FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,         December 31,
                                                                  2002                2001
                                                                ---------         ------------
                                  A S S E T S
Total Assets                                                      $--                 $--
                                                                  ====                ====



           L I A B I L I T I E S A N D P A R T N E R S' C A P I T A L

Total Liabilities and Partners' Capital                           $--                 $--
                                                                  ====                ====



See notes to financial statements.



                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months       Three Months
                                                  Ended              Ended
                                                March 31,          March 31,
                                                  2002               2001
                                              ------------       ------------
Revenue:                                         $   --            $    --
                                                 -------           -------

Expenses:
  General and administrative                       4,793             2,043
                                                 -------           -------
                                                   4,793             2,043
                                                 -------           -------

Net loss                                         $(4,793)          $(2,043)
                                                 =======           =======

Net Loss Per Class A and B Unit                  $    --           $    --
                                                 =======           =======
Average Class A and B Units Outstanding              921               921
                                                 =======           =======


See notes to financial statements.


                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months       Three Months
                                                              Ended              Ended
                                                            March 31,          March 31,
                                                              2002               2001
                                                          ------------       ------------
Cash flows from operating activities:
    Net loss                                                 $(4,793)          $(2,043)
                                                             -------           -------
          Net cash used by operating activities               (4,793)           (2,043)
                                                             -------           -------
Cash flows from financing activities:
    General Partner's capital contributions                    4,793             2,043
                                                             -------           -------
          Net cash provided by financing activities            4,793             2,043
                                                             -------           -------
Net decrease in cash                                              --                --

Cash, beginning of period                                         --                --

                                                             -------           -------
Cash, end of period                                          $    --           $    --
                                                             =======           =======



See notes to financial statements.


                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three month periods ended March 31, 2002 and 2001, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, which includes financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2.  NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to Alkermes Development Corporation II (the "General Partner"). There were no losses attributable to the Limited Partners for the three months ended March 31, 2002 and 2001.

3.  COMPLETION OF SCHEDULED FUNDING

For the three months ended March 31, 2002 and 2001, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of the product candidate. The Partnership was providing funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.


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

After March 31, 2002, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes.




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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may," "will," "expects," "anticipates," "believes," "estimates," "continues" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's or the Company's development activities and the Partnership's results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others:

(i) clinical trials for Cereport(R) may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;
(ii)     the Company could reduce or discontinue funding of Cereport;
(iii) the Partnership and the Company could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;
(iv) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;
(v) even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and
(vi) technological change in the biotechnology or pharmaceutical industries and the approval of other drugs or therapies to treat brain tumors could render Cereport obsolete or noncompetitive.



                                      (8)

RESULTS OF OPERATIONS

Revenue

The Partnership had no revenue for the three months ended March 31, 2002 and 2001. The Partnership anticipates that it will have no revenue in the foreseeable future.

Expenses

The Partnership had no research and development expenses for the three months ended March 31, 2002 and 2001. The research and development expenses were zero because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three months ended March 31, 2002 were $4,793 as compared to $2,043 for the three months ended March 31, 2001. The increase for the three months ended March 31, 2002 compared to March 31, 2001 was mainly a result of increased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Partnership had no remaining assets or liabilities.

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

After March 31, 2002, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

            4.1 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

            4.1(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

            4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

        (b) Since the beginning of the quarter ended March 31, 2002, the Registrant has not filed any reports on Form 8-K.


                                      (11)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALKERMES CLINICAL PARTNERS, L.P.
                                  (Registrant)

                                  By its General Partner

                                  ALKERMES DEVELOPMENT CORPORATION II



Date:  May 14, 2002               By: /s/ Richard F. Pops
                                      -------------------------------------
                                      Richard F. Pops
                                      Director, President and Chief Executive
                                        Officer (Principal Executive Officer)



Date:  May 14, 2002               By: /s/ James M. Frates
                                      ------------------------------------
                                      James M. Frates
                                      Director, Vice President, Chief
                                      Financial Officer, Treasurer and
                                      Assistant Secretary (Principal
                                      Financial and Accounting Officer)



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