Form 10-Q
period 2002-06-30
ALKERMES CLINICAL PARTNERS LP
filed 2002-08-14
CIK 1000688

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          043-145043
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    88 Sidney Street, Cambridge, MA                             02139-4136
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code: (617) 494-0171

                   64 Sidney Street, Cambridge, MA 02139-4136
              Former name, former address, and former fiscal year,
                          if changed since last report

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

                                                                                          Page No.
                                                                                          --------
PART I - FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Balance Sheets                                                      3
                           -June 30, 2002 and December 31, 2001

                           Statements of Operations                                            4
                           -Three and six months ended June 30, 2002 and 2001

                           Statements of Cash Flows                                            5
                           -Six months ended June 30, 2002 and 2001

                           Notes to Financial Statements                                       6

                Item 2.    Management's Discussion and Analysis of                             8
                           Financial Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk         10

PART II - OTHER INFORMATION

                Item 6.    Exhibits, Financial Statement Schedules and Reports                11
                           on Form 8-K

SIGNATURES                                                                                    12

EXHIBIT INDEX                                                                                 13


                                      (2)

ITEM 1. FINANCIAL STATEMENTS:

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,        December 31,
                                                                     2002              2001
                                                                     ----              ----
                                     ASSETS

Total Assets                                                       $     --          $     --
                                                                   ========          ========


                        LIABILITIES AND PARTNERS' CAPITAL


Total Liabilities and Partners' Capital                            $     --          $     --
                                                                   ========          ========



See notes to financial statements.


                                      (3)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months     Three Months      Six Months       Six Months
                                               Ended            Ended            Ended            Ended
                                              June 30,         June 30,         June 30,         June 30,
                                                2002             2001             2002             2001
                                                ----             ----             ----             ----
Revenue                                      $       --       $       --       $       --       $       --
                                             ----------       ----------       ----------       ----------

Expenses:
     General and administrative                   2,947            1,916            7,740            3,959
                                             ----------       ----------       ----------       ----------
                                                  2,947            1,916            7,740            3,959
                                             ----------       ----------       ----------       ----------

Net Loss                                     ($   2,947)      ($   1,916)      ($   7,740)      ($   3,959)
                                             ==========       ==========       ==========       ==========

Net Loss Per Class A and B Unit              $       --       $       --       $       --       $       --
                                             ==========       ==========       ==========       ==========

Average Class A and B Units Outstanding             921              921              921              921
                                             ==========       ==========       ==========       ==========



See notes to financial statements.


                                      (4)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months       Six Months
                                                                    Ended            Ended
                                                                   June 30,         June 30,
                                                                     2002             2001
                                                                     ----             ----
Cash flows from operating activities:
    Net loss                                                      ($   7,740)      ($   3,959)
                                                                  ----------       ----------
                   Net cash used by operating activities              (7,740)          (3,959)
                                                                  ----------       ----------

Cash flows from financing activities:
    General Partner's capital contributions                            7,740            3,959
                                                                  ----------       ----------
                   Net cash provided by financing activities           7,740            3,959
                                                                  ----------       ----------

Net decrease in cash                                                      --               --

Cash, beginning of period                                                 --               --

                                                                  ----------       ----------
Cash, end of period                                               $       --       $       --
                                                                  ==========       ==========



See notes to financial statements.


                                      (5)

                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the "Partnership") for the three and six month periods ended June 30, 2002 and 2001, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, which includes financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999.

The results of the Partnership's operations for any interim period are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

2. NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to Alkermes Development Corporation II (the "General Partner"). There were no losses attributable to the Limited Partners for the three and six months ended June 30, 2002 and 2001.

3. COMPLETION OF SCHEDULED FUNDING

For the three and six months ended June 30, 2002 and 2001, the Partnership incurred no research and development expenses related to the RMP(TM) program, notwithstanding the continuing development of the product candidate. The Partnership had previously provided funding to Alkermes, Inc. ("Alkermes") for research and development expenses for Cereport(R) from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and its collaborative arrangements. Alkermes is required to fund the development of Cereport to maintain its Purchase Option with the Limited Partners.


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

After June 30, 2002, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes.


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


                                      (8)

RESULTS OF OPERATIONS

Revenue

The Partnership had no revenue for the three and six months ended June 30, 2002 and 2001. The Partnership anticipates that it will have no revenue in the foreseeable future.

Expenses

The Partnership had no research and development expenses for the three and six months ended June 30, 2002 and 2001. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

General and administrative expenses for the three and six months ended June 30, 2002 were $2,947 and $7,740 as compared to $1,916 and $3,959 for the three and six months ended June 30, 2001. The increase for the three and six months ended June 30, 2002 compared to June 30, 2001 was mainly a result of increased professional service fees. Alkermes is obligated through the General Partner to perform general and administrative services for the Partnership at its expense, unless Alkermes exercises its Purchase Option and thereby acquires all limited partnership interests in the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Partnership had no remaining assets or liabilities.

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

After June 30, 2002, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes.

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

                        3.1(b)      Amendment No. 2 to Alkermes Clinical
                                    Partners, L.P. Agreement of Limited
                                    Partnership, dated as of March 30, 1993.*

                        4.1 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February
                                    7, 1992.*

                        4.1(a)      Amendment No. 1 to Alkermes Clinical
                                    Partners, L.P. Agreement of Limited
                                    Partnership, dated as of September 29,
                                    1992.*

                        4.1(b)      Amendment No. 2 to Alkermes Clinical
                                    Partners, L.P. Agreement of Limited
                                    Partnership, dated as of March 30, 1993.*

                        99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350 by Chief Executive Officer.

                        99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350 by Chief Financial Officer.


* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.

            (b) Since the beginning of the quarter ended June 30, 2002, the Registrant has not filed any reports on Form 8-K.


                                      (11)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ALKERMES CLINICAL PARTNERS, L.P.
                               (Registrant)

                               By its General Partner

                               ALKERMES DEVELOPMENT CORPORATION II



Date:  August 14, 2002               By: /s/ Richard F. Pops
                                         ---------------------------------------
                                         Richard F. Pops
                                         Director, President and Chief Executive
                                         Officer (Principal Executive Officer)



Date:  August 14, 2002               By:  /s/ James M. Frates
                                         ---------------------------------------
                                          James M. Frates
                                          Director, Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial and Accounting Officer)


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

                        3.1(b)      Amendment No. 2 to Alkermes Clinical
                                    Partners, L.P. Agreement of Limited
                                    Partnership, dated as of March 30, 1993.*

                        4.1 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February
                                    7, 1992.*

                        4.1(a)      Amendment No. 1 to Alkermes Clinical
                                    Partners, L.P. Agreement of Limited
                                    Partnership, dated as of September 29,
                                    1992.*

                        4.1(b)      Amendment No. 2 to Alkermes Clinical
                                    Partners, L.P. Agreement of Limited
                                    Partnership, dated as of March 30, 1993.*

                        99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350 by Chief Executive Officer.

                        99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350 by Chief Financial Officer.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.


                                      (13)