Form 10-K
period 2002-12-31
ALKERMES CLINICAL PARTNERS LP
filed 2003-03-31
CIK 1000688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                  Commission file number 0-26758

                        ALKERMES CLINICAL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                             043-145043
   ----------------------------         ----------------------------------
   (State or other jurisdiction                (I.R.S. Employer
        of organization)                      Identification No.)

     88 Sidney Street, Cambridge, MA                    02139-4136
------------------------------------------    ----------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:         (617) 494-0171
                                                   -----------------------------

     Class A Limited Partnership Interests are not traded on any exchange.

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

     State the aggregate market value of voting stock held by non-affiliates of the Registrant: There is no voting equity security of the Registrant and there is no market, public or private, for the equity securities of the Registrant.

     NO DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT ON FORM 10-K.

ITEM 1.    BUSINESS

         The following Business section contains forward-looking statements which involve risks and uncertainties. The Partnership's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Important Factors Regarding Forward-Looking Statements."

SUMMARY OF HISTORY AND RECENT DEVELOPMENTS

          Alkermes Clinical Partners, L.P. (the "Partnership") was formed in February 1992 under the laws of the State of Delaware. The Partnership operates pursuant to an Agreement of Limited Partnership, dated as of February 7, 1992, as amended. The sole general partner of the Partnership, Alkermes Development Corporation II, a Delaware corporation (the "General Partner"), is a wholly owned subsidiary of Alkermes, Inc. ("Alkermes" or the "Company"). PaineWebber R&D Partners III, L.P. has the right to elect at least 50% of the directors of the General Partner. The Limited Partners of the Partnership are investors who purchased Class A and Class B Limited Partnership interests in the Partnership in a private placement that closed in April 1992 and their transferees (the "Limited Partners"). The Partnership does not have a website.

         The principal objective of the Partnership has been to develop and derive income from the sale or license of a family of molecules designated by Alkermes as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)") for human pharmaceutical use in the United States and Canada. Cereport(R), formerly known as RMP-7(TM), is designed to facilitate drug delivery to the central nervous system and is the Partnership's principal product candidate.

         To further this objective, the Partnership provided funding to Alkermes for research and development expenses for Cereport from approximately $42 million in capital contributions received from the Limited Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used in excess of $30 million of its own and its collaborator's resources to continue the development of Cereport. In 1997, Alkermes actively sought a collaborative partner to provide funding for the development of Cereport and to participate in the commercialization of Cereport if it were successfully developed and ultimately entered into an agreement for the development and commercialization of Cereport with ALZA Corporation ("ALZA"). In 1999 and 2000, Alkermes submitted to ALZA information regarding the results of clinical trials and other data to seek ALZA's decision to move ahead with its involvement in the development of Cereport. In June 2001, ALZA was acquired by Johnson & Johnson ("J&J"), becoming a wholly owned subsidiary of J&J. In December 2002, ALZA decided it had no interest in continuing development of Cereport and mutually terminated the agreement with Alkermes.

     All clinical trials for Cereport have been completed or discontinued except for one clinical trial being conducted by the Children's Oncology Group, which is currently winding down. To date, although analysis of clinical data showed some clinical activity, there has been no clinical demonstration of efficacy sufficient for registration with any regulatory authority.

         As a result of the difficulties encountered in the development of Cereport, including the clinical trial results and the termination of the agreement with ALZA, Alkermes has determined that development of Cereport is not economically feasible and, therefore, will not commit additional funds to the development of Cereport. Alkermes notified the Limited Partners of this decision in a March 2003 letter. There are a series of consequences that flow from this decision. First, the Research Program under the product development agreement between the Partnership and Alkermes will terminate as will the Purchase Option. Second, the Technology (in the Field of Activity and in the Territory) will revert to the Partnership and the Partnership will be free to license, assign or otherwise transfer the Technology. Third, Alkermes' obligation to develop the Technology will cease. Fourth, Alkermes' obligations to manufacture and market any resulting Products will cease upon the earlier of (i) eighteen months after termination of the Purchase Option and (ii) the sale or license of the Technology. See "The Development and Purchase Agreements" for definitions of capitalized terms and further discussion of Alkermes' rights and obligations. The Partnership does not have the resources or capability required to develop the Technology or market any resulting products on its own.

         The General Partner must examine the various options available to the Partnership given these events and consequences. Options being explored by the General Partner include attempting to find a new collaborator to develop the Technology (in the Field of Activity and in the Territory) and market any resulting Products, selling such Technology or terminating the Partnership. Based on the lack of widespread interest of potential collaborators in 1997 and, to a greater degree, on the clinical trial results and difficulties encountered in the development of Cereport since that time, the General Partner may not be able to find a collaborator or a buyer for such Technology. Additionally, sale or license of the Technology or a termination of the Partnership (absent a sale or license of the Technology), would require approval of 66 2/3% of the partners, which approval may be difficult to obtain. Whether or not the Partnership terminates and in what manner it terminates may have tax implications for the Limited Partners. Limited Partners should consult their own tax advisors regarding any tax implications.

THE DEVELOPMENT AND PURCHASE AGREEMENTS

         The Partnership entered into a product development agreement, dated as of March 6, 1992, with Alkermes (the "Product Development Agreement") pursuant to which Alkermes granted certain licenses to the Partnership and Alkermes agreed to perform certain development and marketing obligations. Alkermes entered into a purchase agreement, dated as of March 6, 1992 (the "Purchase Agreement"), with each investor in the private placement in 1992 and the Class B Limited Partner, pursuant to which Alkermes can exercise a right to purchase all the outstanding partnership interests of all the partners.

         Pursuant to the Product Development Agreement, Alkermes granted to the Partnership an exclusive, royalty-free license to certain patent rights and other technology owned or controlled by the Company related to RMPs (the "Background Technology"). The license granted to the Partnership is limited to Background Technology necessary or materially useful for the development and commercialization of products based on RMPs (each a "Product") for human pharmaceutical use (the "Field of Activity") in the United States and Canada (the "Territory"). The Partnership granted to Alkermes an exclusive, royalty-free license to all patent rights and other technology arising from research and development conducted under the Product

Development Agreement (the "Program Technology" which, taken together with the Background Technology, comprises the "Technology") for exploitation outside the Field of Activity and outside the Territory. Finally, the Partnership granted to the Company a royalty-bearing right and license to make, use, modify and improve the Technology within the Field of Activity and within the Territory (the "Interim License"). In the event the Company commercialized a Product, the Company would be obligated to pay certain royalties based on sales in the Territory and in Europe of such Product and in certain circumstances on sales in Europe of competitive products.

         Alkermes agreed, pursuant to the Product Development Agreement, to the extent permitted by Partnership funds (including the funds which the Company elected to contribute to the development of Cereport), to use its best efforts to perform the research and development necessary to engage in the Field of Activity in the Territory (the "Research Program"). Through June 30, 1996, the Partnership reimbursed Alkermes for its research and development expenses on behalf of the Partnership and paid a management fee equal to ten percent (10%) of such expenses.

         The Partnership's funds were expended and no United States Food and Drug Administration ("FDA") marketing approval was received for the sale by or on behalf of the Partnership of any Product in the Field of Activity. In this circumstance, the Product Development Agreement provides that the General Partner is to determine the amount of additional funds required by the Partnership in the upcoming year, and the Company will have the right, in its sole discretion, to contribute such funds to the Partnership or to pay such funds in any manner to which the Company and the General Partner agree (including the direct payment of research and development expenses). Until recently, the Company paid the research and development expenses of the Partnership directly. However, Alkermes has decided not to commit any additional funds to the development of Cereport.

          Pursuant to the Product Development Agreement, the Company agreed to use its best efforts to manufacture and market the Products in the Field of Activity directly or through third parties in the United States and Canada in accordance with the marketing program approved by the Board of Directors of the General Partner (the "Marketing Program"). Pursuant to the Purchase Agreement, as defined below, the Company agreed to use its best efforts to manufacture Products and to sell the Products for use in the Field of Activity within the Territory. If the Company determines that such manufacture and sale is not commercially practicable, it has agreed to use its best efforts to license or sell the Technology to a third party for the highest consideration that, in Alkermes' reasonable business judgment, is obtainable.

         The Company's obligations to develop Cereport or any other Product will cease and the Purchase Option (as defined below) will terminate if at any time at least 75% of the directors of the General Partner determine that the Research Program is infeasible or uneconomic and should be discontinued with respect to all Products or if the Company decides not to contribute the additional funds to the Partnership which are determined by the General Partner to be required when all Partnership funds have been expended and no FDA marketing approval has been received for the sale of any Product in the Field of Activity. Furthermore, the Company's obligations to manufacture and market Cereport or any other Product will cease and the Purchase Option will terminate if at least 75% of the directors of the General Partner determine to discontinue the Marketing Program with respect to all Products or upon the earlier of (i) eighteen months after termination of the Purchase Option and (ii) the sale or license of the Technology. The directors of the General Partner intend to convene a meeting in the near future to discuss the feasibility of the Research Program and the Marketing Program. Nevertheless, Alkermes has informed the General Partner that it will not commit additional funds to the development of Cereport and, therefore, will cause a termination of the Research Program, the Purchase Option and, in turn, the Marketing Program.

         Under the terms of the Purchase Agreement, each Limited Partner granted to the Company an irrevocable option (the "Purchase Option") to purchase his, her or its interest in the Partnership (a "Partnership Interest"). The Purchase Option is exercisable only if all Partnership Interests are to be purchased and such option is exercised pursuant to certain conditions set forth in the Purchase Agreement generally related to the first commercial sale of a Product. If the Purchase Option were exercised, Alkermes would be obligated to make a certain lump sum payment to each Limited Partner (which could be paid in Alkermes common stock) as well as royalties based on sales of Products.

         The Purchase Option terminates upon the occurrence of any of the following termination events: (i) the bankruptcy of the Company or the Partnership, (ii) the cessation of operations by the Company, (iii) the seizure or attachment of all or a substantial part of the Company's assets, (iv) the termination of the Research Program or the Marketing Program, (v) the Company's notice to the Partnership and the Limited Partners that it does not intend to exercise the Purchase Option, or (vi) the expiration unexercised of the Purchase Option. As described above, Alkermes has informed the General Partner that it will not commit additional funds to the development of Cereport and, therefore, will cause a termination of the Research Program, the Purchase Option and, in turn, the Marketing Program. Upon any such termination, the Partnership will be free to license, assign or otherwise transfer the Technology in the Field of Activity and in the Territory.

CEREPORT

         Cereport, a member of the family of RMPs, is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggested that Cereport could be administered at doses that selectively increase permeability in the region of brain tumors and other pathology.

         Cereport exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. Cereport was designed to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. In the clinical setting, Cereport was administered in conjunction with a therapeutic or diagnostic agent. Timing of Cereport administration relative to that of the therapeutic or diagnostic agent has to be determined on a drug by drug basis to attempt to optimize barrier permeability during the time of peak drug plasma concentrations.

         BRAIN TUMOR

         Current treatment for brain tumor is limited and inadequate. Standard treatment typically involves surgery to remove cancerous tissue, followed by radiation therapy. After initial treatment with surgery and/or radiotherapy, brain tumors often recur. Upon recurrence, tumors typically progress rapidly, neurological function and quality of life deteriorate and patients die within months. Chemotherapy has played only a limited role in treatment, in part due to the limited access of many chemotherapeutic agents to the brain because of the normally restrictive blood-brain barrier. Carboplatin is a chemotherapeutic approved for use by the FDA and other regulatory authorities worldwide for use in the treatment of various tumor types outside of the brain, but is limited in its ability to penetrate into the brain. The goal of the Cereport development program was to enable more effective use of chemotherapeutic agents like carboplatin in the treatment of brain tumors by transiently increasing the permeability of the blood-brain barrier.

         CLINICAL TRIALS

          In 2002, there were two remaining Cereport Phase II clinical trials being conducted, one by the Pediatric Branch of the National Cancer Institute ("NCI") and one by the Children's Oncology Group. Of these two trials, one has been discontinued and the other is in the process of winding down. A number of other clinical trials were conducted that are described in more detail below. However, all such other clinical trials for Cereport have been completed or discontinued and no additional clinical trials are contemplated by the Company. As discussed above, Alkermes has communicated to the Limited Partners and the General Partner that it will stop funding the further development of Cereport and terminate the Research Program. Without Alkermes or some other collaborator, the Partnership has no resources or capability to conduct any clinical trials.

         The General Partner's clinical strategy for Cereport had been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering Phase III clinical trials of Cereport administered in combination with carboplatin. Through the Phase I, Phase I/II and Phase III clinical trials, Cereport was shown to have a good safety profile in volunteers and patients. Transient flushing was the most consistent adverse event noted and nausea and vomiting were determined to be the dose limiting toxicity. There was no evidence of increased toxicity associated with the combination of Cereport and carboplatin, and the drug combination was generally well tolerated by patients. To date, although analysis of clinical data showed some clinical activity, there has been no clinical demonstration of efficacy sufficient for registration with any regulatory authority.

         RECURRENT MALIGNANT GLIOMA

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

         NEWLY DIAGNOSED BRAIN TUMOR

         In March 1998, the study ALK01-040, which was a Phase III clinical trial of Cereport and carboplatin for the treatment of newly-diagnosed brain tumor patients began enrollment. It was designed to enroll patients with high grade primary brain tumors following surgical resection of the tumor and prior to the initiation of radiotherapy. In April 1999, Alkermes announced its plans to discontinue study ALK01-040. The discontinuation of the study was based on the Company's determination that elements of the study design were inappropriate and that the probability of successful completion was low.

         METASTATIC BRAIN TUMOR

         Alkermes conducted a Phase I/II clinical trial of Cereport and carboplatin in patients with metastatic brain tumors, or tumors that have spread to the brain from other sites in the body. The study also included a dose escalation component, in which progressively larger doses of Cereport were being investigated in this patient population. The clinical trial phase of this study was completed in 1999. In 2000, the results of this trial were presented to ALZA pursuant to the development and commercialization agreement with ALZA, which agreement was mutually terminated in December 2002. See "Collaboration with ALZA Corporation" below.

         PEDIATRIC BRAIN TUMOR

         In August 1999, the NCI completed one study of Cereport and carboplatin in pediatric patients with primary brain tumors. This study began in August 1996 and enrolled 25 patients. The study was a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who had failed other therapies. The NCI began a second study in June 1998 that was discontinued in late 2002. This second study was a Phase II multi-center study in pediatric brain tumor patients.

         An investigator sponsored investigational new drug application to study the radiosensitization effect of Cereport and carboplatin given with radiation therapy in pediatric brain stem gliomas began in 2001. This study is being managed by the Children's Oncology Group in coordination with the NCI. This study is in the process of winding down and has stopped enrolling patients. Alkermes has agreed to provide some additional amounts of Cereport for use in the study which amounts are already manufactured and held by Alkermes. The discontinuation and winding down of these pediatric studies was based on Alkermes' determination that the clinical development of Cereport is not economically feasible.

COLLABORATION WITH ALZA CORPORATION

         In 1997, Alkermes actively sought a collaborative partner to provide funding for the development of Cereport and to participate in the commercialization of Cereport if it were successfully developed and approved. The effort included a mailing to a number of prospective collaborators as well as targeted efforts at certain biotechnology and pharmaceutical companies. This effort generated little interest.

          However, in late 1997, Alkermes and ALZA entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA had the option to acquire exclusive worldwide commercialization rights to Cereport, subject to the rights and obligations of the Partnership. In 1999 and 2000, Alkermes presented final reports to ALZA of Phase II clinical trials and other data regarding the use of Cereport in combination with carboplatin for the treatment of brain tumors. During 2001, ALZA was acquired by J&J and is now a wholly owned subsidiary of J&J. In December 2002, ALZA decided it had no interest in continuing development of Cereport and agreed to a mutual termination of the agreement with Alkermes. Based on the lack of widespread interest of potential collaborators in 1997 and, to a greater degree, on the high cost expected to be associated with establishing clinical efficacy of Cereport necessary to obtain registration with regulatory authorities, it may be difficult to find another collaborator.

PATENTS AND PROPRIETARY RIGHTS

         The Partnership's success will be dependent, in part, on its ability to obtain patent protection for the Partnership's Products, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

         Pursuant to the Product Development Agreement, the Company has agreed to file patent and similar applications that it believes in its reasonable business judgment are necessary or useful to protect the Partnership's interest in the Technology and has agreed to use reasonable diligence to prosecute and maintain in force such applications and any resultant patents or similar rights at the Partnership's expense to the extent such applications relate to Technology in the Field of Activity in the Territory. This obligation will cease upon the earlier of (i) the sale or license of the technology licensed to the Partnership and (ii) eighteen months after termination of the Purchase Option. Since the Partnership funds were fully expended in mid-1996, Alkermes has paid all patent expenses without reimbursement from the Partnership. Pursuant to the Product Development Agreement, Alkermes has abandoned the patents and patent applications relating to the RMP technology in foreign countries, filed at its expense, based on its reasonable business judgment that any commercial value in such patents and patent applications is outweighed by the expense of maintaining and pursuing such patents and patent applications.

         The Partnership has rights under five United States patents directed to composition of matter as well as processes of preparation and methods of use, including patents relating to permeabilizers, of which one United States patent was issued in each of May 1992, December 1993, April 1996, December 1996 and November 1997. None of the United States patents is expected to expire prior to 2010.

         The Company has the right, in certain circumstances, but not the obligation, to bring patent infringement actions against third parties that infringe any of the Partnership's rights with respect to the Technology. However, because the Company has determined that development of Cereport is not economically feasible and the Research Program and the Purchase Option will therefore terminate, the Company does not intend to bring any such actions in the future. Therefore, the enforcement of patents against third party infringers will be an obligation of the Partnership.

The Partnership does not have the substantial resources necessary to bring a patent infringement action or otherwise bring an action to protect its proprietary rights against third parties.

         Two United States patents have issued to a third party in the United States and in Europe that contain claims covering certain analogs and uses thereof of the same naturally occurring molecule on which Cereport is based. There can be no assurance that the claims of the issued United States patents will not be infringed by the Partnership's or any collaborator's proposed manufacture, use or sale of Cereport. There can be no assurance that the Partnership would prevail in any legal action seeking damages or injunctive relief for infringement of the patents or that any license required under such patents would be made available or, if available, would be available on acceptable terms. The Company is obligated to defend any such suit or action for eighteen months after termination of the Purchase Option at the Company's expense. The Partnership does not have the substantial resources necessary to defend any such action on its own should a third party collaborator not be obligated to incur such expense on its behalf. Furthermore, there can be no assurance that any licenses under any patents would be made available on commercially viable terms, if at all. Failure to obtain a required license could result in the inability to proceed with RMP-based products.

         The patent positions of holders of technology similar to the Technology, such as pharmaceutical, biopharmaceutical and biotechnology firms, are generally uncertain and involve complex legal and factual questions. In addition, there can be no assurance that the claims of the patents issued in connection with the Partnership's Technology will be sufficiently broad to cover the Products developed by the Partnership or its future collaborators, if any, or to provide the Partnership with any competitive advantages. Moreover, no assurance can be given that patents issued in connection with the Partnership's product candidate will not be contested, narrowed, invalidated or circumvented.

         Pharmaceutical, biopharmaceutical and biotechnology companies also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain their competitive position which they seek to protect, in part, by confidentiality agreements with their corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Partnership would have adequate remedies for any breach, or that the Partnership's trade secrets will not otherwise become known or be independently discovered by competitors.

         Such Companies' practice is to require their employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the employer. The agreements provide that all confidential information developed or made known to an individual during the course of the employment or consulting relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by the employer shall be the exclusive property of such employer. There can be no assurance, however, that these agreements will provide meaningful protection for the Partnership's trade secrets in the event of unauthorized use or disclosure of such information.

COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Partnership and any collaborator face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of RMP product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including its collaborators, and drug delivery companies. The General Partner believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumors and central nervous system infections being tested in the United States and Europe. There can be no assurance that developments by others will not render RMP product candidates or technologies obsolete or noncompetitive.

          The Partnership does not have the resources, capability or experience necessary to manufacture or market Cereport or any RMP product on its own. The competitors and potential competitors of the Partnership have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities. These competitors also have significantly greater experience than the Partnership in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. There can be no assurance that the Partnership will be able to compete successfully with such companies. The existence of products developed by the Partnership's competitors, or other products or treatments of which the General Partner is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Partnership.

MANUFACTURING AND MARKETING

         Cereport is a small peptide manufactured using standard synthetic techniques. Alkermes has relied on an independent European pharmaceutical company for the manufacture and supply of Cereport. However, due to the anticipated termination of Alkermes' obligation to manufacture Cereport on behalf of the Partnership, the Partnership or a future collaborator will have to either enter into an agreement with a third party manufacturer for the manufacture of Cereport or manufacture Cereport itself. The General Partner believes that, if necessary, there are companies with which the Partnership could contract to manufacture and supply the requirements for Cereport. Nevertheless, there can be no assurance that any manufacturer of Cereport will meet demands for quality, quantity, cost and timeliness of delivery.

         Because of the anticipated termination of the Research Program and Marketing Program in addition to the termination of the agreement with ALZA, the Partnership would have to either market Cereport on its own or find another collaborator. Because the Partnership does not have the resources, capability or experience necessary to market on its own, the Partnership must enter into arrangements with third parties to market and sell its products in order to achieve commercial success for any product candidate approved by the FDA. There can be no assurance that the Partnership will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that the Partnership enters into co-promotion or other sales and marketing arrangements with other companies, any revenues received by the Partnership will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

GOVERNMENT REGULATION

         The manufacture and marketing of pharmaceutical products in the United States require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in Canada. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

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

         Prior to marketing, any product developed by the Partnership must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Partnership's business, financial condition and results of operations.

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

          The requirements which the Partnership must satisfy to obtain regulatory approval by governmental agencies in Canada and prior to commercialization of its products in Canada can be as rigorous and costly as those described above. Because the Partnership does not have the resources, capability or experience necessary to obtain regulatory approval on its own, the Partnership must enter into arrangements with third parties in order to obtain such regulatory approvals. There can be no assurance that the Partnership will be able to enter into such arrangements.

         The Partnership and any collaborator is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Partnership's research.

EMPLOYEES

         The Partnership and the General Partner do not have any employees. Historically, Alkermes employees have performed services on behalf of the Partnership and the General Partner. As previously discussed, Alkermes has informed the General Partner that it does not intend to further support the Research Program.

ITEM 2.    PROPERTIES

         The Partnership and the General Partner do not own or lease any property. Historically, the General Partner and the Partnership have utilized the properties leased by Alkermes. As previously discussed, Alkermes has informed the General Partner that it does not intend to further support the Research Program.

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

         As of March 17, 2003, there was one holder of a General Partnership Interest, one holder of a Class B Partnership Interest and 1,106 holders of Class A Partnership Interests.

         There have been no cash distributions to the partners to date. Distributions in the future, if any, will be made by the General Partner or any successor general partner to the partners as soon as practicable after the end of any fiscal quarter, in proportion to the partners' respective capital accounts as of the end of such quarter. Distributable cash, which must be distributed to the partners, is generally defined as the excess of cash revenues over certain expenditures and other amounts determined by the General Partner or any successor general partner to be necessary for the proper operation of the Partnership's business. The capital account of each partner will be increased by such partner's cash contributions (net of selling commissions, investment banking fees, warrant valuation fees and financial advisory fees allocated to the Partner) to the Partnership decreased by the amount of any cash distribution and the fair market value of other property from the Partnership to such partner, and increased or decreased by such partner's allocation of the net gain or loss of the Partnership for Federal income tax purposes ("Profits" and "Losses," respectively). Partnership profits and losses are allocated 99% to the Limited Partners (pro rata to their capital accounts) and 1% to the General Partner.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       Year Ended December 31,
                                 --------------------------------------------------------------------
                                   1998           1999           2000           2001           2002
                                 --------       --------       --------       --------       --------
Statements of Operations
 Data (1):

Total Revenues                   $     --       $     --       $     --       $     --       $     --
Total Expenses                     29,348         44,112         37,870         23,953         40,693
                                 --------       --------       --------       --------       --------
Net Loss                          (29,348)       (44,112)       (37,870)       (23,953)       (40,693)
                                 ========       ========       ========       ========       ========

Net Loss Per Class A
and B Unit                       $    (--)      $    (--)      $    (--)      $    (--)      $    (--)
                                 ========       ========       ========       ========       ========

Average Class A and B Units
Outstanding                           921            921            921            921            921
                                 ========       ========       ========       ========       ========

                                   1998           1999           2000           2001           2002
                                 --------       --------       --------       --------       --------
Balance Sheets Data:
Total Assets                     $     --       $     --       $     --       $     --       $     --
Long-term Obligations                  --             --             --             --             --

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as "may," "will," "expects," "anticipates," "believes," "estimates," "continues" or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations depend on the direction taken by the Partnership at the direction of the General Partner. The General Partner must examine and act upon its options given Alkermes' decision that it will not commit additional funds to the development of Cereport(R) and therefore cause a termination of the Research Program and the Purchase Option. Risk factors related to the options available include, among others:

         (i) a new collaborator or a buyer of the Technology may be difficult to find, due to the mutual termination of the agreement between ALZA Corporation and Alkermes, the difficulties encountered in developing Cereport and the general economic conditions at this time;

         (ii) even if a third party were interested in acting as a new collaborator, the economic and other terms may not be commercially acceptable;

         (iii) even if a buyer of the Technology licensed to the Partnership were to be found, the purchase price paid may be significantly lower than an amount, after payment of expenses of the transaction and distribution to the partners, required to return each partner's investment in the Partnership;

         (iv) any license or sale of the Technology requires the approval of 66 2/3% of the partners, which approval may be difficult to obtain;

         (v) in the event that no collaborator or buyer is found for the Technology, or no agreement can be reached on commercial terms, a termination of the partnership requires the approval of 66 2/3% of the partners, which approval may be difficult to obtain;

         (vi) whether or not the Partnership terminates and in what manner it terminates may have tax implications for the Limited Partners. Limited Partners should consult their own tax advisors regarding any tax implications; and

         (vii) the General Partner and the Partnership have no assets to pay any expenses of the General Partner or the Partnership and, without financial support from Alkermes or a new collaborator, there is substantial doubt about the Partnership's ability to continue as a going concern.

If the General Partner were to find a new collaborator, there would be significant risks related to the further development of Cereport, including, among others:

         (i) clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;

         (ii) the collaborator could reduce or discontinue funding of Cereport;

         (iii) the Partnership and the collaborator could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;

         (iv) the collaborator could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;

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

RESULTS OF OPERATIONS

         Years ended December 31, 2002 and 2001

                  Revenue

         The Partnership had no revenue for the years ended December 31, 2002 and 2001. The Partnership anticipates that it will have no revenues in the foreseeable future.

                  Expenses

         The Partnership had no research and development expenses for the years ended December 31, 2002 and 2001. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the "Product Development Agreement").

         General and administrative expenses for the year ended December 31, 2002 were $40,693 as compared to $23,953 for the year ended December 31, 2001. The increase was mainly a result of increased professional service fees. The General Partner is obligated to perform general and administrative services for the Partnership. Historically, Alkermes has performed these general and administrative services for the Partnership on the General Partner's behalf at Alkermes' expense. There can be no assurance that Alkermes will continue to perform these services.

         Years ended December 31, 2001 and 2000

                  Revenue

         The Partnership had no revenue for the years ended December 31, 2001 and 2000. The Partnership anticipates that it will have no revenues in the foreseeable future.

                  Expenses

         The Partnership had no research and development expenses for the years ended December 31, 2001 and 2000. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the Product Development Agreement.

         General and administrative expenses for the year ended December 31, 2001 were $23,953 as compared to $37,870 for the year ended December 31, 2000. The decrease was mainly a result of decreased professional service fees. The General Partner is obligated to perform general and administrative services for the Partnership.

QUARTERLY FINANCIAL INFORMATION

         The following table sets forth certain unaudited quarterly data of the Partnership for each of the quarters during calendar years 2002 and 2001. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results of the Partnership's operations are not necessarily indicative of the results of the Partnership's operations for any other interim period or for a full year.

                                                               QUARTERS ENDED
                                             -------------------------------------------------------
                                             MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                                               2002           2002           2002           2002
                                             --------       --------     -------------  ------------
Revenue:                                     $     --       $     --       $     --       $     --
                                             --------       --------       --------       --------

Expenses:
 General and administrative                     4,793          2,947          4,130         28,823
                                             --------       --------       --------       --------
                                                4,793          2,947          4,130         28,823
                                             --------       --------       --------       --------

Net Loss                                     $ (4,793)      $ (2,947)      $ (4,130)      $(28,823)
                                             ========       ========       ========       --------

Net Loss Per Class A and B Unit              $     --       $     --       $     --       $     --
                                             ========       ========       ========       ========

Average Class A and B Units Outstanding           921            921            921            921
                                             ========       ========       ========       ========


                                                               QUARTERS ENDED
                                             -------------------------------------------------------
                                             MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                                               2001           2001           2001           2001
                                             --------       --------     -------------  ------------
Revenue:                                     $     --       $     --       $     --       $     --
                                             --------       --------       --------       --------

Expenses:
 General and administrative                     2,043          1,916          4,887         15,107
                                             --------       --------       --------       --------
                                                2,043          1,916          4,887         15,107
                                             --------       --------       --------       --------

Net Loss                                     $ (2,043)      $ (1,916)      $ (4,887)      $(15,107)
                                             ========       ========       ========       ========

Net Loss Per Class A and B Unit              $     --       $     --       $     --       $     --
                                             ========       ========       ========       ========

Average Class A and B Units Outstanding           921            921            921            921
                                             ========       ========       ========       ========



LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Partnership had no remaining assets or liabilities.

         The Partnership's primary source of funding and capital resources had been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners' capital contributions were remitted to the Partnership in four annual installments, the fourth and final payment of which was due on April 15, 1995. There have been no additional capital contributions received by the Partnership from the Limited Partners after the quarter ended June 30, 1996 and no additional capital contributions from any of the partners are required.

         The Partnership was funding research and development expenses for Cereport from capital contributions received from Partners. Such development has been conducted for the Partnership by Alkermes pursuant to the Product Development Agreement, although Alkermes intends to cause a termination of the Research Program which would also terminate its obligations to continue such development. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources until its recent decision not to commit any additional funds. In late 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport that was mutually terminated in December 2002.

         The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. The General Partner is obligated to perform certain administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Historically, Alkermes has performed such services on behalf of the General Partner at its expense. There can be no assurance that Alkermes will continue to perform these services. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

          After December 31, 2002, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes, if any.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:



                        ALKERMES CLINICAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)


          Financial Statements as of December 31, 2002 and 2001 and for

                      Each of the Three Years in the Period

            Ended December 31, 2002 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT



         To the Partners of
           Alkermes Clinical Partners, L.P.
         Cambridge, Massachusetts

         We have audited the accompanying balance sheets of Alkermes Clinical Partners, L.P. (a Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership completed its development funding to Alkermes, Inc. (an affiliate) and none of the partners are obligated to make any further capital contributions to the Partnership. As a result, the Partnership has no assets with which to fund operations and has been reliant on funding received from the General Partner, who in turn has been reliant on voluntary contributions from Alkermes, Inc. In addition, as discussed in Note 3, Alkermes, Inc. has indicated that it will not commit additional funds to the development of the Partnership's products; as a result, the General Partner has begun discussions regarding strategic alternatives for the Partnership. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 3 and 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 21, 2003

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                              2002          2001
                                             -------      -------
ASSETS

TOTAL ASSETS                                 $    --      $    --
                                             =======      =======
LIABILITIES AND PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $    --      $    --
                                             =======      =======



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                               2002           2001           2000
                                             --------       --------       --------
REVENUE:                                     $     --       $     --       $     --
                                             --------       --------       --------

EXPENSES:
  General and administrative                   40,693         23,953         37,870
                                             --------       --------       --------
                                               40,693         23,953         37,870
                                             --------       --------       --------

NET LOSS                                     $(40,693)      $(23,953)      $(37,870)
                                             ========       ========       ========

NET LOSS PER CLASS A AND B UNIT              $     --       $     --       $     --
                                             ========       ========       ========

AVERAGE CLASS A AND B UNITS OUTSTANDING           921            921            921
                                             ========       ========       ========



See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES  IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                               GENERAL
                                               PARTNER          TOTAL
                                              --------       --------
BALANCE, JANUARY 1, 2000                      $     --       $     --

 General Partner's capital contributions        37,870         37,870

 Net loss for year                             (37,870)       (37,870)
                                              --------       --------

BALANCE, DECEMBER 31, 2000                          --             --

 General Partner's capital contributions        23,953         23,953

 Net loss for year                             (23,953)       (23,953)
                                              --------       --------

BALANCE, DECEMBER 31, 2001                          --             --

 General Partner's capital contributions        40,693         40,693

 Net loss for year                             (40,693)       (40,693)
                                              --------       --------

BALANCE, DECEMBER 31, 2002                    $     --       $     --
                                              ========       ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                     2002           2001           2000
                                                   --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(40,693)      $(23,953)      $(37,870)
                                                   --------       --------       --------

    Net cash used by operating activities           (40,693)       (23,953)       (37,870)
                                                   --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  General Partner's capital contributions            40,693         23,953         37,870
                                                   --------       --------       --------

    Net cash provided by financing activities        40,693         23,953         37,870
                                                   --------       --------       --------

NET CHANGE IN CASH                                       --             --             --

CASH, BEGINNING OF YEAR                                  --             --             --
                                                   --------       --------       --------

CASH, END OF YEAR                                  $     --       $     --       $     --
                                                   ========       ========       ========


See notes to financial statements.

ALKERMES CLINICAL PARTNERS, L.P.
(A LIMITED PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------



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

On April 10, 1992, the Partnership and Alkermes sold in a private placement (i) 920 Class A units, each unit (a "Class A Unit") consisting of one Class A Limited Partnership interest in the Partnership and warrants to purchase shares of Alkermes common stock, and (ii) one Class B unit (the "Class B Unit") consisting of one Class B Limited Partnership interest (the "Class B Interest") in the Partnership and warrants to purchase shares of Alkermes common stock. The purchase price was $50,000 for each Class A Unit, $10,718 of which was paid at the time of subscription, and the balance of which was evidenced by an investor note (each, an "Investor Note" and collectively, the "Investor Notes"), $12,372 of which was paid during 1993, $14,166 of which was paid during 1994 and the remainder of which was paid in April 1995. The purchase price for the Class B Unit was $100,000, $21,000 of which was paid at the time of subscription, and the balance of which was evidenced by a promissory note, $24,744 of which was paid during 1993, $28,332 of which was paid during 1994 and the remainder of which was paid in April 1995. All warrants issued in the private placement have been exercised or expired.

The net proceeds from the sale of the units were used primarily to fund the further development and clinical testing of RMPs (the "Research Program"), which development and testing has been conducted for the Partnership by Alkermes pursuant to a product development agreement by and between Alkermes and the Partnership (the "Product Development Agreement") (see Note 3). Cereport(R), formerly known as RMP-7(TM), is a product candidate designed to facilitate drug delivery to the central nervous system and is the Partnership's principal product candidate.

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

NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST - Net loss per Class A and B Limited Partnership interest is calculated with the net loss attributable only to the Limited Partners of the partnership (each, a "Limited Partner" and collectively, the "Limited Partners") and excludes the loss attributable to the General Partner. There were no losses attributable to the Limited Partners for the years ended December 31, 2002, 2001 and 2000.

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

The Interim License and Alkermes' obligation to develop an RMP product will terminate if the Research Program or Marketing Program terminate, which will occur if at least 75% of the directors of the General Partner determine that the Research Program is infeasible or uneconomic and should be discontinued or 75% of the directors of the General Partner determine to discontinue the Marketing Program or if Alkermes decides not to contribute the additional funds to the Partnership which are determined by the General Partner to be required when all Partnership funds have been expended and no FDA marketing approval has been received for the sale of any RMP product. The directors of the General Partner intend to convene a meeting in the near future to discuss the feasibility of the Research Program and the Marketing Program. However, Alkermes has determined that the development of Cereport is not economically feasible and, therefore, it will not commit additional funds to its development. This decision will cause a termination of the Research Program, the Purchase Option and, in turn, the Marketing Program.

The General Partner is in the process of examining the various options available to the Partnership given these events, which include attempting to find a new collaborator to develop the technology licensed to the Partnership, selling such technology or terminating the Partnership. The General Partner may not be able to find a collaborator or a buyer. License or sale of the technology or a termination of the Partnership (absent a license or sale of the technology), would require approval of 66 2/3% of the partners.

The Partnership has rights under five issued patents: U.S. Patent No. 5,112,596 in May 1992, U.S. Patent No. 5,268,164 in December 1993, U.S. Patent No. 5,506,206 in April 1996, U.S. Patent No. 5,585,355 in December 1996 and U.S. Patent No. 5,686,416 in November 1997.

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

Alkermes may exercise the Purchase Option upon the earlier of: (i) the date that is the later of the last day of the first month in which the Partnership shall have received payments under the Interim License (excluding the Milestone Payment) equal to 15% of the Limited Partners' capital contributions or the expiration of 24 months after the first commercial sale of an RMP product under the Interim License and (ii) the expiration of 48 months after the first commercial sale of an RMP product under the Interim License.

The Purchase Option will terminate upon the occurrence of any of the following termination events: (i) the bankruptcy of Alkermes or the Partnership, (ii) the cessation of operations by Alkermes, (iii) the seizure or attachment of all or a substantial part of Alkermes' assets, (iv) the termination of the Research Program or the Marketing Program, (v) Alkermes' notice to the Partnership and the Limited Partners that it does not intend to exercise the Purchase Option or
(vi) the expiration unexercised of the Purchase Option. As described in Note 3, the Research Program has not yet terminated but Alkermes has indicated its decision not to commit additional funds to the development of Cereport and therefore its intention to cause a termination of the Research Program and the Purchase Option.

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

6.  COMPLETION OF SCHEDULED FUNDING

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002, 2001 and 2000, the Partnership incurred no research and development expenses related to the RMP program, notwithstanding the continued development of the RMP product candidate. The Partnership was providing funding to Alkermes for research and development expenses for Cereport from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources to develop Cereport. However, as discussed in Note 3, Alkermes has decided not to commit additional funds to the development of Cereport.

The General Partner is obligated to perform certain administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During 2002, 2001 and 2000, Alkermes performed such services for the Partnership on behalf of the General Partner. There can be no assurance that Alkermes will continue to perform these services. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The Partnership's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

After December 31, 2002, the Partnership is expected to have no future liquidity or capital resource requirements other than those funded by Alkermes, if any.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)      Directors of the General Partner.

         Richard F. Pops, age 41, has been a director of the General Partner since its inception in 1992. Mr. Pops has also been Chief Executive Officer and a director of Alkermes since February 1991. From February 1991 to June 1994, Mr. Pops was also President of Alkermes. Mr. Pops also serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), the Massachusetts Biotechnology Council (MBC), the New England Healthcare Institute (NEHI) and Harvard Medical School Board of Fellows.

         James M. Frates, age 35, has been a director of the General Partner since June 1998. Mr. Frates has also been the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Alkermes since June 1998. From June 1996 to July 1998, he was employed by Robertson Stephens & Company, most recently as a Vice President. He received his M.B.A. from Harvard Business School.

         Stephen R. Dyer, age 43, has been a director of the General Partner since December 12, 2002. Mr. Dyer is a Senior Vice President of UBS PaineWebber Inc., having joined the firm in June 1988 as a Divisional Vice President. He received his B.S. in Accounting from Boston College and his M.B.A. from Indiana University. Mr. Dyer is a Certified Public Accountant.

         Clifford B. Wattley, age 52, has been a director of the General Partner since December 12, 2002. Mr. Wattley is a Corporate Vice President of
UBS PaineWebber Inc., having joined the firm in 1986. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a B.S. degree in engineering from Columbia University and his M.B.A. from Harvard Business School.

         (b)      Executive Officers of the General Partner.

         Mr. Pops has been the President of the General Partner since its inception and the Chief Executive Officer of the General Partner since 1993 when the office of Chief Executive Officer was created.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of all directors who own any class of the Partnership's securities and all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of March 17, 2003 is as follows:

                               Name and Address of                                                 Percent of
Title of Class                 Beneficial Owner                   Beneficial Ownership               Class
--------------                 ---------------------              --------------------             ----------
General Partner Interest       Alkermes Development               One General Partner Interest        100.0%
                               Corporation II
                               88 Sidney Street
                               Cambridge, MA  02139

Class A Limited                PaineWebber R&D Partners           133 Class A Limited                  14.5%
Partnership Interests          III, L.P.                          Partnership Interests
                               1285 Avenue of the
                               Americas
                               New York, NY  10019

                               Alkermes, Inc.                     74 Class A Limited                    8.0%
                               88 Sidney Street                   Partnership Interests
                               Cambridge, MA  02139


Class B Limited                PaineWebber Development            One Class B Limited                 100.0%
Partnership Interest           Corporation                        Partnership Interest
                               1285 Avenue of the Americas
                               New York, NY  10019


         Exclusive management and control of the Partnership's business is vested in the General Partner. As of March 17, 2003 none of the directors or officers of the General Partner have any security ownership in the Partnership other than as described above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Pops and Mr. Frates are officers of Alkermes and Mr. Pops is also a director of Alkermes. In March 1992, the Partnership entered into certain agreements with Alkermes, which are described above in Item 1. In the year ended December 31, 2002, Alkermes made capital contributions to the Partnership, through the General Partner, of $40,693 to cover all of the Partnership's general and administrative expenses.

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

ITEM 14.  CONTROLS AND PROCEDURES.

         As of February 14, 2003, the chief executive officer and chief financial officer of the General Partner evaluated the General Partner's controls and procedures related to the Partnership's reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Partnership is made known to these officers by other employees of Alkermes, the parent entity of the General Partner, and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There have been no significant changes in the General Partner's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (b) During the quarter ended December 31, 2002 the Registrant has not filed any reports on Form 8-K.

         (c)      Documents filed as part of the Report:

                  (1) Financial Statements of the Registrant and Independent Auditors' Report thereon:

                           Independent Auditors' Report.

                           Balance Sheets, December 31, 2002 and 2001.

                           Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000.

                           Statements of Changes in Partners' Capital for the Years Ended December 31, 2002, 2001 and 2000.

                           Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

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

4.1(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

10.1 Product Development Agreement, dated as of March 6, 1992, between the Partnership and Alkermes.*

10.2 Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

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

                                      ALKERMES CLINICAL PARTNERS, L.P.
                                      (Registrant)

                                      By its General Partner

                                      ALKERMES DEVELOPMENT
                                      CORPORATION II


Date:  March 31, 2003                 By:  /s/ Richard F. Pops
                                           -------------------------------------
                                           Richard F. Pops
                                           President and Chief Executive Officer

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

Signature                      Title                                   Date
---------                      -----                                   ----

/s/ Richard F. Pops            Director, President and Chief      March 31, 2003
---------------------------    Executive Officer (Principal
Richard F. Pops                Executive Officer)


/s/ James M. Frates            Director, Vice President,          March 31, 2003
---------------------------    Chief Financial Officer,
James M. Frates                Treasurer and Assistant
                               Secretary (Principal Financial
                               and Accounting Officer)


/s/ Stephen R. Dyer            Director                           March 31, 2003
---------------------------
Stephen R. Dyer


/s/ Clifford B. Wattley        Director                           March 31, 2003
---------------------------
Clifford B. Wattley

                                 CERTIFICATIONS

I, Richard F. Pops, certify that:

1. I have reviewed this annual report on Form 10-K of Alkermes Clinical Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The other certifying officer of the General Partner and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officer of the General Partner and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The other certifying officer of the General Partner and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
                                         /s/ Richard F. Pops
                                         ----------------------------------
                                         Richard F. Pops
                                         President and Chief Executive Officer
                                         of Alkermes Development Corporation II,
                                         General Partner of the Registrant

I, James M. Frates, certify that:

1. I have reviewed this annual report on Form 10-K of Alkermes Clinical Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The other certifying officer of the General Partner and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officer of the General Partner and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The other certifying officer of the General Partner and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
                                      /s/ James M. Frates
                                      -------------------------------
                                      James M. Frates
                                      Vice President and Chief Financial Officer
                                      of Alkermes Development Corporation II,
                                      General Partner of the Registrant

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

4.1(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

4.1(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

10.1 Product Development Agreement, dated as of March 6, 1992, between the Partnership and Alkermes.*

10.2 Purchase Agreement, dated as of March 6, 1992, by and among Alkermes and each of the Limited Partners, from time to time, of the Partnership.*

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 filed September 13, 1995.