Form 10-Q
period 2003-03-31
ALKERMES CLINICAL PARTNERS LP
filed 2003-05-14
CIK 1000688

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X       No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No     X

(1)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

(2)

Item 1. Unaudited Financial Statements:

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS

	March 31,	December 31,
	2003	2002

A S S E T S
Total Assets	$—	$—

L I A B I L I T I E S A N D P A R T N E R S’ C A P I T A L
Total Liabilities and Partners’ Capital	$—	$—

See notes to condensed financial statements.

(3)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Revenue:	$—	$—

Expenses:
General and administrative	21,216	4,793

	21,216	4,793

Net loss	($21,216)	($4,793)

Net Loss Per Class A and B Unit	$—	$—

Average Class A and B Units Outstanding	921	921

See notes to condensed financial statements.

(4)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	($21,216)	($4,793)

Net cash used by operating activities	(21,216)	(4,793)

Cash flows from financing activities:
General Partner’s capital contributions	21,216	4,793

Net cash provided by financing activities	21,216	4,793

Net decrease in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See notes to condensed financial statements.

(5)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the “Partnership”) for the three month periods ended March 31, 2003 and 2002, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000.

The results of the Partnership’s operations for any interim period are not necessarily indicative of the results of the Partnership’s operations for any other interim period or for a full year.

2. NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a “Limited Partner” and collectively, the “Limited Partners”) and excludes the loss attributable to Alkermes Development Corporation II (the “General Partner”). There were no losses attributable to the Limited Partners for the three months ended March 31, 2003 and 2002.

3. COMPLETION OF SCHEDULED FUNDING

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003 and 2002, the Partnership incurred no research and development expenses related to the RMP™ program, notwithstanding the continued development of the RMP product candidate. The Partnership was providing funding to Alkermes, Inc. (“Alkermes”) for research and development expenses for Cereport® from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources to develop Cereport. However, as discussed in Note 3 to the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, Alkermes has decided not to commit additional funds to the development of Cereport.

(6)

The General Partner is obligated to perform certain administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During the quarter ended March 31, 2003, Alkermes performed such services for the Partnership on behalf of the General Partner. There can be no assurance that Alkermes will continue to perform these services. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary should the partnership be unable to continue as a going concern. The Partnership’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

After March 31, 2003, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes, if any.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “continues” or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership’s development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations depend on the direction taken by the Partnership at the direction of the General Partner. The General Partner must examine and act upon its options given Alkermes’ decision that it will not commit additional funds to the development of Cereport® and therefore cause a termination of the Research Program and the Purchase Option. Risk factors related to the options available include, among others:

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

          (iii) even if a buyer of the Technology licensed to the Partnership were to be found, the purchase price paid may be significantly lower than an amount, after payment of expenses of the transaction and distribution to the partners, required to return each partner’s investment in the Partnership;

          (iv) any license or sale of the Technology requires the approval of the General Partner and 66 2/3% of the partners, which approval may be difficult to obtain;

          (v) in the event that no collaborator or buyer is found for the Technology, or no agreement can be reached on commercial terms, a termination of the partnership requires approval of 66 2/3% of the partners, which approval may be difficult to obtain;

          (vi) whether or not the Partnership terminates and in what manner it terminates may have tax implications for the Limited Partners. Limited Partners should consult their own tax advisors regarding any tax implications; and

(8)

          (vii) the General Partner and the Partnership have no assets to pay any expenses of the General Partner or the Partnership and without financial support from Alkermes or a new collaborator there is substantial doubt about the Partnership’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenue

The Partnership had no revenue for the three months ended March 31, 2003 and 2002. The Partnership anticipates that it will have no revenue in the foreseeable future.

Expenses

The Partnership had no research and development expenses for the three months ended March 31, 2003 and 2002 because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the “Product Development Agreement”).

(9)

General and administrative expenses for the three months ended March 31, 2003 were $21,216 as compared to $4,793 for the three months ended March 31, 2002. The increase for the three months ended March 31, 2003 as compared to March 31, 2002 was mainly a result of increased professional service fees. Historically, Alkermes has performed these general and administrative services for the Partnership on the General Partner’s behalf at Alkermes’ expense. There can be no assurance that Alkermes will continue to perform these services.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Partnership had no remaining assets or liabilities.

The Partnership’s primary source of funding and capital resources had been the annual capital contributions by the Limited Partners and the General Partner. The Limited Partners’ capital contributions were remitted to the Partnership in four annual installments, the fourth and final payment of which was due on April 15, 1995. There have been no additional capital contributions received by the Partnership from the Limited Partners subsequent to the quarter ended June 30, 1996 and no additional capital contributions from any of the partners are expected or required.

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

After December 31, 2002, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

Not applicable.

(10)

Item 4. Controls and Procedures

As of February 14, 2003, the chief executive officer and chief financial officer of the General Partner evaluated the General Partner’s controls and procedures related to the Partnership’s reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Partnership is made known to these officers by other employees of Alkermes, the parent entity of the General Partner, and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

(11)

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits:
	Number	Exhibit

	3.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

	3.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

	3.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

	4.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

	4.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

	4.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

	99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

	99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

*	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10 filed September 13, 1995.

(b)	Since the beginning of the quarter ended March 31, 2003, the Registrant has not filed any reports on Form 8-K.

(12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES CLINICAL PARTNERS, L.P. (Registrant)

By its General Partner

ALKERMES DEVELOPMENT CORPORATION II

Date: May 14, 2003	By:	/s/ Richard F. Pops Richard F. Pops Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	By:	/s/ James M. Frates James M. Frates Director, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

(13)

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

6.          The other certifying officer of the General Partner and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Richard F. Pops Richard F. Pops President and Chief Executive Officer of Alkermes Development Corporation II, the General Partner of the Registrant

(14)

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

6.          The other certifying officer of the General Partner and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ James M. Frates James M. Frates Vice President and Chief Financial Officer of Alkermes Development Corporation II, the General Partner of the Registrant

(15)

Exhibit Index

Exhibit Number	Description

3.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

3.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

3.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

4.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

4.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

4.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

*      Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10 filed September 13, 1995.

(16)