Form 10-Q
period 2003-06-30
ALKERMES CLINICAL PARTNERS LP
filed 2003-08-13
CIK 1000688

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2003

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

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

(2)

Item 1.  Financial Statements:

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Total Assets	$—	$—

LIABILITIES AND PARTNERS’ CAPITAL
Total Liabilities and Partners’ Capital	$—	$—

See notes to financial statements.

(3)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	36,750	2,947	57,966	7,740

	36,750	2,947	57,966	7,740

Net Loss	($36,750)	($2,947)	($57,966)	($7,740)

Net Loss Per Class A and B Unit	$—	$—	$—	$—

Average Class A and B Units Outstanding	921	921	921	921

See notes to financial statements.

(4)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	($57,966)	($7,740)

Net cash used by operating activities	(57,966)	(7,740)

Cash flows from financing activities:
General Partner’s capital contributions	57,966	7,740

Net cash provided by financing activities	57,966	7,740

Net decrease in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See notes to financial statements.

(5)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the “Partnership”) for the three and six month periods ended June 30, 2003 and 2002, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000.

The results of the Partnership’s operations for any interim period are not necessarily indicative of the results of the Partnership’s operations for any other interim period or for a full year.

2.     NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a “Limited Partner” and collectively, the “Limited Partners”) and excludes the loss attributable to Alkermes Development Corporation II (the “General Partner”). There were no losses attributable to the Limited Partners for the three and six months ended June 30, 2003 and 2002.

3.     COMPLETION OF SCHEDULED FUNDING

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three and six months ended June 30, 2003 and 2002, the Partnership incurred no research and development expenses related to the RMP™ program. The Partnership was providing funding to Alkermes, Inc. (“Alkermes”) for research and development expenses for Cereport® from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes had been using its own resources to develop Cereport. However, as discussed in Note 3 to the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, Alkermes has decided not to commit additional funds to the development of Cereport.

(6)

The General Partner is obligated to perform certain administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During the three and six months ended June 30, 2003, Alkermes performed such services for the Partnership on behalf of the General Partner. There can be no assurance that Alkermes will continue to perform these services. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

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

After June 30, 2003, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes, if any.

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

(8)

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

(9)

RESULTS OF OPERATIONS

Revenue

The Partnership had no revenue for the three and six months ended June 30, 2003 and 2002. The Partnership anticipates that it will have no revenue in the foreseeable future.

Expenses

The Partnership had no research and development expenses for the three and six months ended June 30, 2003 and 2002. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the “Product Development Agreement”).

General and administrative expenses for the three and six months ended June 30, 2003 were $36,750 and $57,966 as compared to $2,947 and $7,740 for the three and six months ended June 30, 2002. The increase for the three and six months ended June 30, 2003 as compared to June 30, 2002 was mainly a result of increased professional service fees as the General Partner considers its options given Alkermes’ decision that it will not commit additional funds to the development of Cereport. Historically, Alkermes has performed these general and administrative services for the Partnership on the General Partner’s behalf at Alkermes’ expense. There can be no assurance that Alkermes will continue to perform these services.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Partnership had no remaining assets or liabilities.

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

The Partnership was funding research and development expenses for Cereport from capital contributions received from Partners. Such development has been conducted for the Partnership by Alkermes pursuant to the Product Development Agreement, although Alkermes intends to cause a termination of the Research Program which would also terminate its obligations to continue such development. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes had been using its own resources until its recent decision not to commit any additional funds. In late 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport that was mutually terminated in December 2002.

(10)

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

After June 30, 2003, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

Not applicable.

Item 4.  Controls and Procedures

The chief executive officer and chief financial officer of the General Partner evaluated the General Partner’s controls and procedures as of the end of the quarterly period related to the Partnership’s reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Partnership is made known to these officers by other employees of Alkermes, the parent entity of the General Partner, and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

(11)

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) Exhibits:

Number	Exhibit

3.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

3.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

3.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

4.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

4.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

4.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

*	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10 filed September 13, 1995.

(b)	Since the beginning of the quarter ended June 30, 2003, the Registrant has not filed any reports on Form 8-K.

(12)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES CLINICAL PARTNERS, L.P. (Registrant)

By its General Partner

ALKERMES DEVELOPMENT CORPORATION II

Date: August 13, 2003	By:	/s/ Richard F. Pops

Richard F. Pops Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	By:	/s/ James M. Frates

James M. Frates Director, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

(13)

Exhibit Index

Exhibit
Number	Exhibit

3.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

3.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

3.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

4.1	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992.*

4.1(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992.*

4.1(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

*	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10 filed September 13, 1995.

(14)