Form 10-Q
period 2003-09-30
ALKERMES CLINICAL PARTNERS LP
filed 2003-11-13
CIK 1000688

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

INDEX

		Page No.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets -September 30, 2003 and December 31, 2002	3

	Statements of Operations -Three and nine months ended September 30, 2003 and 2002	4

	Statements of Cash Flows -Nine months ended September 30, 2003 and 2002	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II — OTHER INFORMATION

Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13

SIGNATURES		14

(2)

Item 1.     Financial Statements:

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

A S S E T S

Total Assets	$—	$—

L I A B I L I T I E S A N D P A R T N E R S’ C A P I T A L

Total Liabilities and Partners’ Capital	$—	$—

See notes to financial statements.

(3)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	46,197	4,130	104,163	11,870

	46,197	4,130	104,163	11,870

Net Loss	($46,197)	($4,130)	($104,163)	($11,870)

Net Loss Per Class A and B Unit	$—	$—	$—	$—

Average Class A and B Units Outstanding	921	921	921	921

See notes to financial statements.

(4)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	($104,163)	($11,870)

Net cash used by operating activities	(104,163)	(11,870)

Cash flows from financing activities:
General Partner’s capital contributions	104,163	11,870

Net cash provided by financing activities	104,163	11,870

Net decrease in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See notes to financial statements.

(5)

ALKERMES CLINICAL PARTNERS, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The financial statements for Alkermes Clinical Partners, L.P. (the “Partnership”) for the three and nine month periods ended September 30, 2003 and 2002, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000.

The results of the Partnership’s operations for any interim period are not necessarily indicative of the results of the Partnership’s operations for any other interim period or for a full year.

2.     NET LOSS PER CLASS A AND B LIMITED PARTNERSHIP INTEREST

Net loss per Class A and B limited partnership interest is calculated with the net loss attributable only to the limited partners of the Partnership (each, a “Limited Partner” and collectively, the “Limited Partners”) and excludes the loss attributable to Alkermes Development Corporation II (the “General Partner”). There were no losses attributable to the Limited Partners for the three and nine months ended September 30, 2003 and 2002.

3.     COMPLETION OF SCHEDULED FUNDING

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three and nine months ended September 30, 2003 and 2002, the Partnership incurred no research and development expenses related to the RMP™ program. The Partnership was providing funding to Alkermes, Inc. (“Alkermes”) for research and development expenses for Cereport® from capital contributions received from Partners. Funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners of the Partnership is obligated to make any further capital contributions. Since the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes had been using its own resources to develop Cereport. However, as discussed in Note 3 to the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, Alkermes has decided not to commit additional funds to the development of Cereport.

(6)

The General Partner is obligated to perform certain administrative services for the Partnership, such as preparing financial statements, tax returns and reports to Partners. During the three and nine months ended September 30, 2003, Alkermes performed such services for the Partnership on behalf of the General Partner. There can be no assurance that Alkermes will continue to perform these services. The services performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership.

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

After September 30, 2003, the Partnership is expected to continue to have no future liquidity or capital resources requirements other than those funded by Alkermes, if any.

4.     PROXY PROPOSAL TO TERMINATE THE PARTNERSHIP

In October 2003, the General Partner mailed definitive proxy materials seeking the approval of 66 2/3% of the Limited Partners to approve a proposal to terminate the Partnership. The Special Meeting at which the vote will be taken is currently scheduled to be held on November 18, 2003. In the event that not enough Limited Partners have submitted proxies in favor of the proposal or attend the meeting, the meeting may be adjourned in order to solicit additional proxies.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Partnership or the General Partner with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by forward-looking words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “continues” or similar words. Although the General Partner believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Partnership’s development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations depend on the outcome of the vote of the Limited Partners. Risk factors related to the alternative outcomes include, among others:

Regarding the vote of the Limited Partners on the proposal to terminate the Partnership:

•	a termination of the Partnership requires approval of 66 2/3% of the Partners, which approval may be difficult to obtain.

If the Limited Partners do not approve the proposal to terminate the Partnership:

•	the General Partner and the Partnership have no assets to pay any expenses of the General Partner or the Partnership;

•	without financial support from Alkermes or a new collaborator there is substantial doubt about the Partnership’s ability to continue as a going concern;

•	a new collaborator or a buyer of the Technology may be difficult to find, due to the failure to locate such a party in 1997 and 2003, the mutual termination of the agreement between ALZA Corporation and Alkermes, the difficulties encountered in developing Cereport® and the general economic conditions at this time;

•	even if a third party were interested in acting as a new collaborator, the economic and other terms may not be commercially acceptable;

(8)

•	even if a buyer of the Technology licensed to the Partnership were to be found, the purchase price paid may be significantly lower than an amount, after payment of expenses of the transaction and distribution to the Partners, required to return each Partner’s investment in the Partnership; and

•	any license or sale of the Technology requires the approval of the General Partner and 66 2/3% of the Partners, which approval may be difficult to obtain.

If the General Partner were to find a new collaborator, there would be significant risks related to the further development of Cereport, including, among others:

•	clinical trials for Cereport may not proceed as planned, the trials may require more time to enroll patients than anticipated, and even if they are completed Cereport could prove to be ineffective or unsafe;

•	the collaborator could reduce or discontinue funding of Cereport;

•	the Partnership and the collaborator could not be permitted by regulatory authorities to undertake additional clinical trials for Cereport or clinical trials could be delayed or regulatory authorities could require additional clinical trials before approving Cereport;

•	the collaborator could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials;

•	even if Cereport appears promising at an early stage of development, it could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; and

•	technological change in the biotechnology or pharmaceutical industries and the approval of other drugs or therapies to treat brain tumors could render Cereport obsolete or noncompetitive.

RESULTS OF OPERATIONS

Revenue

The Partnership had no revenue for the three and nine months ended September 30, 2003 and 2002. The Partnership anticipates that it will have no revenue in the foreseeable future.

(9)

Expenses

The Partnership had no research and development expenses for the three and nine months ended September 30, 2003 and 2002. There were no research and development expenses because of the completion of the development funding to Alkermes pursuant to the product development agreement between Alkermes and the Partnership (the “Product Development Agreement”).

General and administrative expenses for the three and nine months ended September 30, 2003 were $46,197 and $104,163 as compared to $4,130 and $11,870 for the three and nine months ended September 30, 2002. The significant increase for the three and nine months ended September 30, 2003 as compared to September 30, 2002 was mainly a result of increased professional service fees as the General Partner considered its options given Alkermes’ decision that it will not commit additional funds to the development of Cereport as well as preparation of proxy materials. Historically, Alkermes has performed these general and administrative services for the Partnership on the General Partner’s behalf at Alkermes’ expense. There can be no assurance that Alkermes will continue to perform these services.

In October 2003, the General Partner mailed definitive proxy materials seeking the approval of 66 2/3% of the Limited Partners to approve a proposal to terminate the Partnership. The Special Meeting at which the vote will be taken is currently scheduled to be held on November 18, 2003. In the event that not enough Limited Partners have submitted proxies in favor of the proposal or attend the meeting, the meeting may be adjourned in order to solicit additional proxies.

The purpose of the special meeting is to consider and vote upon the proposal to terminate the Partnership following: (i) the clinical trial results and difficulties encountered in developing Cereport, the Partnership’s only product candidate; (ii) the exhaustion of all cash assets of the Partnership in September 1997; (iii) Alkermes’ recent decision to stop funding the development of Cereport, (iv) the unsuccessful efforts in 1997 and 2003 to identify a collaborator, buyer or licensor for the receptor-mediated permeabilizer (“RMP”) technology licensed to and owned by the Partnership for exploitation in the U.S. and Canada, including Cereport (the “Technology”), and (v) the resulting determination that continued development of Cereport is believed to be infeasible and uneconomic and the assets of the Partnership have no commercial value. The General Partner has determined the proposed termination to be in the best interests of the Partnership and the Limited Partners and has approved and declared advisable the termination.

If the termination is approved, the Partnership will be terminated, liquidated and dissolved. The Partnership has no cash and the non-cash assets of the Partnership, consisting of rights under certain patents, know-how, data and information relating to Cereport and the Technology, have been determined by the General Partner, which determination was approved by its board of directors, to have no commercial value and such rights will be abandoned prior to termination. Therefore, there will be no liquidating distribution to the Limited Partners.

Upon dissolution approved by Limited Partners, final Schedule K-1s will be issued to the Limited Partners. Without certain approval from the Limited partners, it is not anticipated that final Schedule K-1s can be issued. If approved and upon dissolution, each Limited Partner will receive a final Schedule K-1 which is expected to report each Limited Partner’s allocated share

(10)

of the ordinary loss of approximately $43,000 for a full unit and $21,500 for a half unit. Limited Partners are encouraged to consult their own tax advisors to determine the tax consequences, if any, upon issuance of final Schedule K-1s to the Limited Partners.

Alkermes intends to pay the costs incurred by and on behalf of the Partnership through the effective time of the termination in connection with the proxy solicitation and the winding up of the Partnership, including preparation of the final tax return and Schedule K-1s. The General Partner and Alkermes will not receive any fees or reimbursement from the Partnership in connection with the termination, liquidation and dissolution of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Partnership had no remaining assets or liabilities.

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

The Partnership was funding research and development expenses for Cereport from capital contributions received from Partners. Such development was conducted for the Partnership by Alkermes pursuant to the Product Development Agreement, however the Research Program has been terminated which has terminated Alkermes’ obligations to continue such development. The research and development funding to Alkermes ended during the quarter ended June 30, 1996 when such capital contributions were substantially depleted. None of the Partners is obligated to make any further capital contributions. Because the funding was not sufficient for Alkermes to complete clinical trials and seek regulatory approval of Cereport, Alkermes had been using its own resources until its recent decision not to commit any additional funds. In late 1997, Alkermes entered into an agreement with ALZA Corporation related to the development and commercialization of Cereport that was mutually terminated in December 2002.

The Partnership used its remaining cash and cash equivalents during the quarter ended September 30, 1997 to pay for administrative services for the Partnership. The General Partner is obligated to perform certain administrative services for the Partnership, such as preparing financial statements, tax returns and reports to the Limited Partners. Historically, Alkermes has performed such services on behalf of the General Partner at its expense. There can be no assurance that Alkermes will continue to perform these services. The activities performed by Alkermes and the General Partner constitute all of the activities undertaken by or on behalf of the Partnership. As discussed above, Alkermes intends to pay the costs incurred by and on behalf of the Partnership through the effective time of the termination in connection with the proxy solicitation and the

(11)

winding up of the Partnership, including preparation of the final tax return and Schedule K-1s. The General Partner and Alkermes will not receive any fees or reimbursement from the Partnership in connection with the termination, liquidation and dissolution of the Partnership.

After September 30, 2003, the Partnership is expected to have no future liquidity or capital resources requirements other than those funded by Alkermes, if any.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk:

Not applicable.

Item 4.     Controls and Procedures

The General Partner has established disclosure controls and procedures to ensure that material information relating to the Partnership, including any consolidated subsidiaries, is made known to the officers who certify the Partnership’s financial reports and to other members of senior management and the Board of Directors.

(a)	Evaluation of disclosure controls and procedures. The General Partner's management, with the participation of the General Partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the General Partner’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Partnership’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in internal controls. There was no change in the General Partner’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the General Partner’s internal control performed during the Partnership’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

(12)

Item 6.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Exhibits:

Number	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Executive Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Chief Financial Officer of Alkermes Development Corporation II, General Partner of Alkermes Clinical Partners, L.P.

(b)	Since the beginning of the quarter ended September 30, 2003, the Registrant has not filed any reports on Form 8-K.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES CLINICAL PARTNERS, L.P. (Registrant)

By its General Partner

ALKERMES DEVELOPMENT CORPORATION II

Date:	November 13, 2003	By:	/s/ Richard F. Pops Richard F. Pops Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2003	By:	/s/ James M. Frates James M. Frates Director, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

(14)